Form 10-K405
period 1996-12-31
METAL RECOVERY TECHNOLOGIES INC
filed 1997-04-14
CIK 796117

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                   FORM 10-K
                                _______________
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                      OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1935

                 For the Transition Period From  N/A  to   N/A

                          Commission File No.:  0-15543
                        METAL RECOVERY TECHNOLOGIES, INC.
              (Exact name of Registrant as specified in its charter)

          Delaware                                   71-0628061
     (State of Incorporation)           (I.R.S. Employer Identification No.)

       415 East 151st Street
       East Chicago, Indiana                            46312
(Address of principal executive offices)              (Zip Code)

         Registrant's telephone number, including area code (219) 397-6261

           Securities Registered Pursuant to Section 12 (b) of the Act:
                                               Name of each exchange
         Title of each class                    on which registered
         -------------------                   ---------------------
            Common Stock                      NASD OTC Bulletin Board

           Securities Registered Pursuant to Section 12(g) of the Act:
                                     None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1939 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days:
                                  Yes  [ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
The market value of the voting stock, based on the mean value of the closing bid and ask price, held by non-affiliates of the Registrant as of April 4, 1997 $9,274,072
Number of shares outstanding of the Registrant's Common Stock as of December 31, 1996
20,707,597
Exhibit Index begins on page 13.

                                    PART 1
ITEM 1.  BUSINESS

CURRENT OPERATIONS
Metal Recovery Technologies, Inc., a Delaware Corporation, (formerly Malvy Technology, Inc.), hereafter "the Company" or "MRTI", acquired its wholly owned subsidiary, Metal Recovery Industries (US), Inc., hereafter "MRI(US)", in April 1995. MRI(US) is engaged in the development of the first commercially viable means of recovering the zinc coating from steel scrap through a dezincing process. Over the last 15 years, the steel industry has seen a rapid increase in the world wide use of galvanized (zinc coated) steel, especially in the automotive and appliance industries. This increase has created a new problem in the industry - an ever increasing amount of galvanized steel scrap. The presence of zinc in the steel scrap supply creates problems in the melting and casting of new steel and an environmental issue to clean or dispose of zinc laden dusts.

Since the acquisition, MRTI has been involved in the re-commissioning of the MRI(US) plant in East Chicago, Indiana. The East Chicago Plant began test production runs in October 1996. MRTI considered these operations as developmental and, through the end of 1996, capitalized all of its expenditures related to putting the plant into regular production.

The application of zinc to steel to inhibit corrosion has created a rapidly growing market for zinc over the last two decades. Current world consumption of zinc is approximately 7,000,000 tons per year, half of which is used to protect steel.

By far the largest market for galvanized steel scrap is the automotive industry. Through obsolescence, recycling and the production of prompt scrap from the auto stamping processes, there is now a rapidly increasing amount of galvanized steel scrap. Galvanized steel scrap causes environmental problems for the steel mills and foundries due to air or water emissions laden with zinc. Clean "black" (non-coated) scrap eliminates these problems associated with galvanized (zinc coated) scrap.

For each ton of galvanized sheet steel supplied to auto stamping plants, 1/4 ton becomes scrap immediately. Most bundles of such high quality prompt scrap contain a minimum of 40% coated material.

MRI(US)'s current competition comes from the waste treatment recycling industry who process or stabilize the wastes generated from the furnace emissions in the steel and foundry industries.

However any recycling system which does not involve dezincing the steel prior to melting, allows the production of large quantities of hazardous waste and incurs punitive recycling and waste disposal costs, as well as exposure to the risk of future environmental liability penalties.

The Company believes that its technology will allow for the removal of zinc from scrap metal without the production of hazardous bi-products.

The Company's dezincing process is environmentally benign, but continuous management of air quality is necessary, and when in full production, environmental procedures require continuous monitoring. The Company's activities are subject to a variety of federal, state and local environmental regulations.

Close attention is paid to compliance with all environmental regulations. The Company believes that it is in compliance with applicable regulations.

During the last quarter of 1996, MRI(US) successfully dezinced over 100 tons of scrap. Over 560 tons were dezinced during the first quarter of 1997. The Company sold its black scrap through a scrap dealer to one of the nation's largest owners of foundries at a premium over the current market price of equivalent grade galvanized scrap.

Until the last quarter of 1996, all dezincing by MRI(US) had been carried out as a batch process on different grades and types of galvanized scrap. A production line had never before been established for the MRI(US) process. However, although the Company has, since October, 1996, run production lines on a limited basis, the full-scale commercial viability of the MRI(US) process remains unproven and there can be no assurance that the process will be technologically successful, or even if technologically successful, that the Company will be able to obtain financing on acceptable terms and in sufficient amounts to bring the process to the point of commercial success.

The degree to which the Company's process is protected by patents is also uncertain. Accordingly, even if successful, the Company's technology may be subject to appropriation by competition from third parties, having significantly greater financial resources.

To date, the Company has obtained the majority of its raw materials directly from an auto manufacturer. The Company has also obtained materials from other local broker sources. The Company believes that at such time as the Company's facility is fully operational, there will be substantial competition among scrap brokers, metals and mining companies and manufacturers of galvanized steel product both to provide scrap for dezincing and to purchase both recovered zinc, in powder and ingot form, and clean "black" scrap. However, there can be no assurance as to the terms and conditions upon which scrap can be purchased or, recovered zinc or "black" scrap sold, or whether the Company's operations will be necessarily be profitable.

FINANCING OF BUSINESS
The MRI(US) process has been developed in cooperation with the Argonne National Laboratory ("Argonne") and the US Department of Energy("DOE"). DOE helped provide some of the initial capital required for the development of the MRI(US) process. Since June 1, 1992, DOE has made available a total of $1,141,411 for research and development regarding the dezincification technology being developed by MRI(US).

The original collaborative research and development contract estimated a contribution of $1.4 million from the DOE. The funds have been provided to Argonne and have been expended, both by MRI(US) and Argonne, on research and development of the dezincing technology. The Company is awaiting the approval by the DOE for additional funds to be used by MRI(US) and Argonne totaling $5,466,000 to be made available for work already performed and to be performed through 1999. Based upon the Memorandum of Understanding entered into between the DOE and MRI(US), the Company has a contingent repayment obligation, equal to 150% of the government's total payments to the project, which arises if and when the technology developed becomes commercially feasible. The payments must be made out of the percentage of future net royalty payments received by the Company from the exploitation of the technology, if successful.

Development of the dezincing technology to the point of full commercial application will require substantial funds in addition to those made available through DOE.

The Company has had no ability to arrange bank financing and has therefore, had to arrange convertible term loans with a number of private overseas venture capital investment companies.

As of December 31, 1996, the Company had outstanding the following loan facilities, having the balances, set forth below; the aggregate balance of these loans was $3,288,010. Each loan, at the option of the lender, is convertible into common stock of the Company. Interest is payable at the rate of 10% per annum; the Company has the option to capitalize the interest ( which becomes convertible into additional shares).

     LENDER                   NUMBER OF COMMON               OUTSTANDING BALANCE
     ------                   SHARES ISSUABLE                -------------------
                              UPON CONVERSION
                              ---------------
     Sovereign Trust Services loan convertible into 1,666,667
     shares of common stock.                                       $   680,036

     Sundorn Holding, SA loan convertible into 1,666,667
     shares of common stock.                                           715,154

     Osbourne Ltd. loan convertible into 1,000,000 shares
     of common stock.                                                  220,000

     Plenbrick Ltd. loan convertible into 2,000,000 shares
     of common stock.                                                  604,688

     Alcaria Investments, Ltd. loan convertible into 331,692
     shares of common stock.                                           100,398

     Jepherson Ltd. loan convertible into 331,692 shares of
     common stock.                                                      98,521

     Anthemis Ltd. loan convertible into 332,972 shares of
     common stock.                                                      96,384

     Pangea Ltd. loan convertible into 1,666,667 shares of
     common stock.                                                     504,706

     Quested Ltd. loan convertible into 883,666 shares of
     common stock.                                                     268,123
                                                                   -----------

                                                                   $ 3,288,010
                                                                   -----------
                                                                   -----------

The number of common shares into which such loans are convertible is subject to adjustment pursuant to anti-dilution provisions. During 1996, the Company, and MRI(US), at the insistence of lenders whose loans were then outstanding, as a condition to the extension of the maturity of such loans and the waiving of certain defaults thereunder, entered into a pledge and security agreement with Plenbrick, Ltd., for itself, and as agent for the other existing lenders, whereby the loans then outstanding would, together with future loans made with the approval of a majority in interest of the lenders, be secured by a blanket lien upon, and security interest in the assets of the Company and in the assets and shares of MRI(US). The lenders also have the right, under certain contingencies, to exchange loans for a majority interest in MRI(US). Since December 31, 1996 the Sovereign Trust Services loan has been converted into common stock. The remaining loans were scheduled to mature on March 31, 1997, with the exception of the loans from Pangea Ltd. and Quested Ltd., which mature on December 31, 1997.

Based on past experience, the Company expects that it will require additional financing during the current year. There can be no assurance that such financing will be available, or as to the terms and conditions upon which financing, if available, will be provided. However, the Company anticipates that any financing will be available only from lenders who will require the right to an equity participation in the Company, either in the form of convertible loans or loans with accompanying warrants; and in either case this will likely lead to a dilution of existing shareholders equity.

In addition to obtaining required capital from lenders, the Company has also sought to obtain needed financing through long-term arrangements with industrial companies interested in the utilization of its technology. These companies include both those engaged in the mining and processing of zinc for sale to users, as well as industrial companies (such as automobile manufacturers), engaged in the manufacture of products utilizing galvanized steel who seek ways to dispose of the resulting scrap. These discussions are all in preliminary stages, and there can be no assurance that they will culminate in a transaction, or that a transaction, if completed, will prove profitable. The discussions include possible investment in MRI(US) or construction of dezincing facilities at or near plants operated by such third-parties pursuant to either long-term contracts to supply scrap to be dezinced, or possible joint venture arrangements.

ACQUISTION OF MRI(US)
The acquisition of MRI(US) in 1995 was effected as follows:

     a). By the issue of 11,000,000 common shares under Regulation S, having a nominal value of $12,000,000, including 10,000,000 of shares at an assigned value of $1.20 each, plus 1,000,000 shares representing the fee to underwriters.

     b). An additional 7,000,000 common shares will be issuable only at such time as the dezincification technology of MRI(US) shall have been approved by an independent third-party, as evidenced by such party's entering into a contract with the Company for the processing of a minimum of 50,000 tons per annum of steel scrap utilizing the Company's technology, which contract shall be on commercially reasonable terms consistent with a bona fide arm's-length relationship between the parties, and, pursuant thereto, processing in commercial quantities shall have commenced and scrap so processed shall have been accepted and paid for by such third-party.

     c). An additional 7,000,000 Common Shares shall be issuable only at such time or times as contracts utilizing the dezincification technology of MRI(US) shall have been entered into with one or more independent third parties, providing for the processing of an aggregate minimum of 1,000,000 tons per annum of steel scrap, which contracts shall be on commercially reasonable terms consistent with a bona fide arm's-length relationship between the parties.

     d). $25,000,000 of Convertible Redeemable Preference Shares ("CRP" Shares), shall be issuable upon the following conditions:

          (1) at the rate of $5.00 of CRP Shares for each ton of capacity in dezincing plants established by the Company or by any subsidiary (excluding the East Chicago, IN plant) which is certified as being operable at full capacity and

          (2) at the rate of $5.00 of CRP Shares for each ton of such plant capacity, which achieves normal operation of at least 80% of its specified throughput capacity over an aggregate of three consecutive months.

These CRP Shares, if issued, will be convertible at the option of the holder into shares of common stock of the Company, or the Company may be required to redeem such CPR Shares over a period of four years, commencing on the second anniversary of issue to the extent of 50% thereof and on each of the third and fourth anniversaries to the extent of 25% thereof. Issuance of additional common shares on conversion of CRP Shares, if issued, would result in additional dilution of shareholders equity.

Determinations as to certification of a plant as being operational, and as to the attainment of requisite 80% of operational capacity, shall be made by the Company in its reasonable good faith judgment.

DISCONTINUED OPERATIONS
MRTI was from 1993 to the middle of 1995 primarily engaged in the development and testing of the Malvy Anti-Theft device and the marketing of the Malvy device concept to the public and automotive manufacturers through its two foreign subsidiaries, Malvy Technology S.A. and Malvy Technology (UK) Ltd. This division, however, went into receivership in October, 1995. The Company does not expect to recover any portion of its investment. Prior thereto, the Company was engaged primarily in the business of mining and developing precious metals in Alaska, the production of oil and gas in Oklahoma and New Mexico and the transmission of gas through a pipeline operated in Oklahoma. These operations were disposed of, or written down, during 1994 and 1995. The historical financial information in the consolidated financial statements, shown in Part IV, Item 14(a) of this 10-K include historical information from these discontinued operations.


ITEM 2.  PROPERTIES

The Company occupies under license its only facility, in East Chicago, Indiana, from ASK Corporation (see Item 13 as to Certain Relationships and Related Party Transactions). The license agreement expired January 31, 1997, and the parties to the license have agreed to a three year extension, at the same annual rental of $60,000 currently payable. (In addition, the Company is responsible for all real estate taxes, utility costs, and costs of maintenance.)


ITEM 3.  LEGAL PROCEEDINGS

In September, 1994, the Company reached a settlement with a former chairman and chief executive officer of the Company, Jack Alexander, and certain entities related to him, in respect of amounts claimed to be owed to them by the Company on accounts of notes payable, loans and the redemption price of preferred stock. Under the terms of the settlement, Mr. Alexander was to be paid $1.3 million over a period ending May, 1995. The Company has renegotiated several times the terms of payment to Mr. Alexander. At December 31, 1996, the Company owed Mr. Alexander a total of approximately $524,748 regarding this settlement. Mr. Alexander also owned all of the shares of a class of preferred stock which gave Mr. Alexander the right to elect the majority of the board of directors of the Company. Upon final payment to Mr. Alexander, these shares will be canceled.

The Company is presently in default in its obligations to Mr. Alexander. Mr. Alexander on behalf of an entity identified only as "Morton Blue" (with an address in the British Virgin Islands), to which Mr. Alexander has purportedly assigned his interest in the settlement including the shares of preferred stock, has demanded that the Company call a shareholders' meeting at which a majority of the directors are to be elected by the holder of the said shares of preferred stock. The Company does not believe that Mr. Alexander, or his assignee, has the right to call such a meeting (although the holder of such shares of preferred stock may be entitled to designate a majority of the directors). The lenders under the pledge and security agreement described in Item 1 - Business have the right, should Mr. Alexander or his assignee continue to assert a right to control the Company, to exchange such loans, provided they aggregate at least $2 million in principal amount, for outright ownership of a majority of the common shares of MRI(US). They have advised the Company that they expect to exercise such right should Mr. Alexander or his assignee take any steps to control the Company. They also have the right to foreclose upon their security interest in the common shares of MRI(US), which have been pledged as collateral security of their loans.

On November 6, 1995, an action entitled LEVINE VS. METAL RECOVERY TECHNOLOGIES, INC., was filed in the United States District Court of Delaware by a shareholder against the Company and certain present and former directors, alleging breaches of the federal securities laws, by reason of alleged material misrepresentations by the Company and the Company's alleged failure to make timely disclosure relating to its Malvy operations. In November, 1996, the Court certified the proposed class. On October 31, 1996, a second action was commenced by the same plaintiff against the same defendants and others, including a number of brokerage firms and their representatives, alleging a conspiracy to inflate prices at which the shares of the Company's common stock traded during the period specified therein. The Company has been involved in extensive negotiations concerning the possible settlement, on behalf of the Company and its present and former officers and directors, of both of such actions. The Company believes that a settlement, if obtainable upon terms agreeable to the Company, would be in the best interests of the Company and its shareholders.

The Company is involved in other maters of litigation in the normal course of business. Management believes that none of these matters, upon their ultimate resolution, will involve amounts material to the Company's financial statements.

The Company maintains insurance in an amount which management believes to cover its risks.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Until August, 1995, the Company's Common Stock had been quoted under the symbol MRTI on the over-the-counter market system of the National Association of securities Dealers, Inc., Automated Quotations system (NASDAQ). Since August, 1995, the Company's Common Stock has been quoted under MRTI on the over-the-counter market system of the Bulletin Board (NASD OTC BB).

The following table sets forth the range of high and low closing bid quotations for the Common Stock as reported by the NASDAQ and NASD OTC BB Monthly Statistical Report for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.


     Calendar Years by Quarter   Closing Bid Price
     -------------------------   -----------------
                                    (in US Dollars)

                                        High                Low
                                        ----                ---

          1995 First                    3.375               0.75
               Second                   1.875               0.65625
               Third                    1.12875             0.1875
               Fourth                   1.12875             0.1875

          1996 First                    1.09375             0.43
               Second                   1.35                0.46
               Third                    1.12                0.51
               Fourth                   0.875               0.30

As of December 31, 1996, the Company had in excess of 2,000 common shareholders of record.

The Company has not paid cash dividends to date on its Common Stock and intends, for the foreseeable future, to continue its policy of retaining earnings which may otherwise be available for such dividends.

The Company has outstanding a number of loans convertible into common stock as well as warrants to purchase its common stock. Information on these loans and warrants is more fully described in Notes 5 & 11 of the financial statements found in Part IV, Item 14 (a) of this filing. See also "Item 1- Business", regarding such convertible loans and shares of common stock that may be issuable in connection with the acquisition of MRI(US).

ITEM 6.  SELECTED FINANCIAL DATA      ($,000'S OMITTED)

                                    Year Ended December 31
                                    ----------------------

For the Year Ended:                    1996           1995          1994            1993
                                       ----           ----          ----            ----
Revenues                          $         -    $         -   $    1,044.8   $     867.0
Net Income (loss)
 from operations                     (1,046.8)        (177.2)      (4,976.6)     (1,861.2)
Income (loss) from
  operations per
  common share                        (0.0617)       (3.1670)       (0.2065)      (0.1155)

At year ended:
  Total assets                    $  17,833.0    $  14,832.2    $  35,068.3   $  32,063.1
Long-term debt                          509.2          505.0          302.4         302.4
Total liabilities                     5,410.8        3,548.8        1,888.5       3,136.5
Working Capital
   (deficiency)                      (4,732.1)      (2,819.0)         338.6        (843.4)
Stockholders equity                  12,422.2       11,284.0       33,179.8      28,926.6
      (Footnote 4)

Pro forma financial
  information
  Revenues                        $         -    $         -    $   1,044.8   $     867.0
Net income (loss)
  from operations                    (1,046.8)        (177.2)      (4,976.6)     (1,861.2)
Income (loss) from
  operations per
  common share                        (0.0617)       (3.1670)       (0.2065)      (0.1155)
  (Footnotes 2 and 3)


Footnotes:
     1. The selected financial data presented are not necessarily indicative of future financial position or results from future operations.

     1. The computations of earning (loss) per common share considers the weighted average number of shares outstanding during the year, plus any common stock options and warrants if dilutive.

     1. The weighted average number of shares reflects the twenty to one share consolidation, which occurred in February 1995.

     4. Shareholders' equity of $12,422,249 includes goodwill, patents, etc. of $12,905,749.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS

1996 VS. 1995

Because the East Chicago, Indiana, processing plant was not in commercial operation, but was in the process of being commissioned, through the end of 1996, the Company had no sales in either 1996 or 1995. The increase in the Selling, General and Administrative expenses from $177,180 to $1,046,761 is due to litigation expense and primarily to increased costs associated with a full year of commissioning the plant. The 1995 numbers also reflect losses on discontinued operations and losses on the disposal of operations. These conditions did not exist in 1996.

During 1996 and 1995, the Company spent $3,001,766 and $481,332, respectively on the commissioning of the plant in East Chicago, Indiana. These costs include equipment purchase and installation, development and testing of its technology, obtaining customers, suppliers, and financing, installing and testing equipment, and administrative activities, all of which were capitalized and included as assets on the accompanying financial statements.

Commencing in late 1996 the dezincing process was, for the first time, successfully carried out on a limited production basis, and the Company believes that the process is technologically sound. The Company has, however, experienced problems in its ability to operate the production line continuously, and without interruptions, largely, it believes, because of unforeseen mechanical problems, as distinct from infirmities in the basic technology itself. There is the need for a number of improvements, upgrades and plant and equipment expansions if the process is to become commercially viable. Although management has identified a number of particular problems in this regard, there is no assurance that others, not presently anticipated, will not develop so as further to delay commercial production.

The commercial viability of the MRI(US) process will necessarily remain unproven until a point in time where production targets are achieved to verify the Company's projections. The degree to which the Company's process is protected by patents is also uncertain. Patent applications have been made and are pending. Even if successful, the Company's technology may be subject to appropriation by and competition from third parties, having significantly greater financial resources.

The Company has experienced favorable interest in its technology from the steel industry. Several major corporations are in various stages of investigation of using the Company's technology. Initial sales of the product in 1997 have substantiated the ability to obtain premium prices for the non-coated "black" scrap produced by dezincing. Improvements in production methods are continually being achieved. But, because this type of line has never before been assembled, additional problems may arise as the process moves forward.

Because of the commissioning of the East Chicago plant, the Company has incurred operating losses over the last two years from its on-going business activities. For the last several years the Company has not generated positive cash flows from its operations. At December 31, 1996, the Company had negative working capital of $4,732,070. The Company's independent auditors have qualified their opinion on the Company's financial statements for the fiscal year ended December 31, 1996, to the effect that there is substantial doubt about the ability of the Company to continue as a going concern.

REQUIREMENT FOR ADDITIONAL FINANCING:
The Company presently has, in addition to its existing cash on hand, unused loan facilities aggregating approximately $1.7 million. The Company believes that additional amounts may be necessary to allow the Company to reach production levels at a high enough level to operate profitably.

Such financing will be required both to fund production-line improvements and to defray operating expenses pending sufficient revenues from commercial production. Because of the unavailability of conventional financing due to the lack of historical positive cash flow to repay loans, the Company is dependent upon other sources. In the past, it has raised funds from the placement of convertible loans with overseas investors. It anticipates that it will be able to continue to do so, although there can be no assurance. The Company is also engaged in negotiations with potential users of the Company's dezincing services, and potential purchasers of its end products of clean "black" scrap and recovered zinc, respecting possible long-term commercial agreements, as well as direct investments, which would provide needed capital, although there can be no assurance that such negotiations will be successful.

The Company is also required to make necessary arrangements with respect to the retirement of the indebtedness and preferred shares in the amount of approximately $524,748 owed to Jack Alexander, which is presently due and payable. Additionally , the Company is seeking to resolve pending class action litigation brought by certain shareholders, and the resolution of such litigation is expected to impose financial obligations on the Company, although the ongoing costs of litigation would be eliminated. The Company is reviewing proposals to dispose of these matters through the possible issuance of additional common shares instead of the payment of cash; although this will dilute shareholders' equity, the resolution of these matters in this fashion would substantially enhance corporate liquidity, as well as eliminate the distraction and burden on management's time and effort. There is however, no assurance that these matters can be settled on satisfactory terms. See "Item 3
- Legal Proceedings" for additional information respecting these matters.

1995 VS. 1994

The majority of differences in the financial performance of the Company from 1994 to 1995 stems from operations which were discontinued over various times in 1994 and 1995.

- MINING OPERATIONS (DISPOSED FEBRUARY 1995) -- Although gold mining activities during 1994 were slightly better than the 1993 mining levels, it was not possible to trade profitably and after closing the mine down in September, 1994, the property was actively marketed for sale and eventually sold in February, 1995, for $425,000. This adjustment was made in the December, 1994 consolidated financial statements, which resulted in a loss on disposal of $407,748.

- GAS PIPELINE D/B/A SPHINX INTERNATIONAL PETROLEUM CO. (DISPOSED JUNE 1995) -- Gross revenues from the sale of gas were $171,371 in 1995,and $430,065 in 1994. The decrease in gas sales as of December 31, 1995 is due to the Company disposing of this subsidiary for a nominal amount. After writing down the assets and liabilities of the subsidiary to zero, this has resulted in a net loss at December, 1995 of $7,841. In June 1995, the Company disposed of its interest in Sphinx International Petroleum for a nominal amount.

- MALVY TECHNOLOGY SA & UK - Though sales commenced in 1994 ($181,371), it was difficult in 1995 for this division to become profitable. During the first few months of 1995, sales were slow, as the ability to sell was hampered by the inability of the French hub manufacturer to supply enough of a variety of hubs. Prospects seemed to be improving after a new hub manufacturer was located in the UK. A franchise network was set up in France and the UK, in anticipation of the manufacturer being able to overcome the problem. As the year passed by, however, it became more and more obvious that the technology could not be converted into more sales without a substantial amount of further capital investment. The board considered this option, but with the limited financial resources available, had no alternative but to allow the subsidiaries to be forced into liquidation following petitions filed by its creditors. As a result of this, the assets and liabilities of Malvy have been eliminated from the Company's 1995 balance sheet, resulting in the write off of concessions, rights, patents & goodwill of $33,883,238, together with an operating loss of $725,562.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth in Part IV, Item 14(a) hereof.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

There have been no disagreements between the Company and its auditors that would warrant disclosure pursuant to this item.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has three directors, who are also executive officers of the Company. The following table sets forth the names and ages of all executive officers of the Company, all positions and offices presently held by them, the year each person first became an officer and the term of each person office.

Name               Age  Office               Principal Occupation  Officer Since
----               ---  ------               --------------------  -------------

Michael S. Lucas    49  Chairman,            Chairman,             October 1994
                        President & Chief    President & Chief
                        Executive Officer    Executive Officer

Roy Pearce          36  Chief Financial      Chief Financial       April 1993
                        Officer, Director    Officer

Dr. William Morgan  67  Executive Vice       Executive Vice        May 1995
                        President, Director  President

Mr. Lucas joined the Company on October 14, 1994, for five years prior thereto, Mr. Lucas was Chairman Executive President of BGMB (USA), Inc. (an investment group), and prior thereto was Chairman of BOM Holdings, a public company registered in Great Britain. Mr. Pearce joined the Company on April 26, 1993. For five years prior thereto, he was Treasurer of Sharedane Limited, an investment and property company registered in Great Britain. Dr. Morgan joined the Company on May 10, 1995. For five years prior thereto, Dr. Morgan was Chairman of MDZ Recycling Corporation, an environmental process development company incorporated in Canada.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION - During 1996, Michael Lucas, Director, Chairman and CEO was paid $240,000 and was the Company's most highly paid executive. Roy Pearce, Director and CFO was paid $150,000, and Dr. William Morgan was paid $105,000.

During 1996 the Company paid on behalf of Michael Lucas $2,622 in premiums on a term-life insurance policy.

STOCK OPTION COMPENSATION - As of the fiscal year ended December 31, 1996, there were no outstanding employee stock options in existence.

No employees are employed pursuant to employment contract. No director's fees have been paid to date and the Company does not intend to pay directors fees during the current fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A former director and officer of the Company, Jack Alexander, has assigned the beneficial ownership of all of the shares of a class of preferred stock to an entity named Morton Blue, not otherwise identified, having an address of PO Box 362, Nannycay Tortola, British Virgin Islands. The ownership of the preferred stock gives the holder the right to elect the majority of the board of directors of the Company. See "Item 3 - Legal Proceedings", for further information respecting claims being made on behalf of the holder of the said preferred stock respecting control of the Company.

Michael Lucas, President, Chairman & Chief Executive Officer of the Company has a direct interest in 20,000 shares of common stock, or 0.12% of the outstanding shares. 1,000,000 common shares (representing 4.8% of the outstanding shares) in the Company are owned by a trust, of which Mr. Lucas currently serves as trustee and of which Mr. Lucas' four children are beneficiaries. Mr. Lucas has no ownership of the shares.

Roy Pearce, currently Chief Financial Officer has a direct interest in 10,000 shares of common stock, or 0.06% of the outstanding shares.

Dr. William Morgan, a director, has a direct or indirect interest in 75% of MDZ Recycling Corporation, a company which may in the future receive CRP shares of the Company of a face value of up to $12,500,000, dependent on the success of the dezincification technology. The obligation to issue such shares was assumed by the Company in connection with its initial acquisition of MRI(US); see "Item 1 - Business". Such CPR Shares, if issued, are convertible into common shares of the Company.

Subsequent to December 31, 1996, Sovereign Trust Services, Ltd., located at 4 Inns Court Wine Tavern Street, Dublin 8 Eire (Ireland), a former lender to the Company, converted their loan of $680,036, plus accrued interest and anti-dilution provisions, into 2,801,191 common shares. Accordingly, Sovereign Trust Services, Ltd.'s total ownership is 11.2% of the total outstanding shares as of April 4, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MRI(US) occupies under license an 11 acre site and building for its plant facility at East Chicago, Indiana from a corporation of which Dr. William Morgan, a director of the Company, has an indirect interest of 30.75%. The Company pays an annual rental of $60,000, plus additional expenses relating to the property. See "Item 2 - Property". MDZ Recycling Company, in which Dr. Morgan holds a direct and indirect interest of 75%, is entitled to receive royalty payments of $1.00 per ton on the annual "throughput" of all dezincing plants operated by MRI(US), other than the East Chicago, Indiana plant, pursuant to arrangement in effect at the time the Company acquired MRI(US). See "Item 1
- Business".  To date, no such payments have become due.

During the year the Company had made a loan to Michael Lucas, the Chairman and Chief Executive Officer, which was repaid in full in January, 1997.

See also Note 13 of the audited financial statements in Part IV, Item 14(a) of this filing, with respect to related party transactions in which the Company participated.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
 1   The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K:
                                                                         Page
                                                                         ----
CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

Independent Auditor's Report                                           F-1 - F-2

Consolidated Balance sheets at December 31, 1996 and 1995                   F-3

Consolidated Statements of operations for each of the
     three years in the period ended December 31, 1996                 F-4 - F-5

Consolidated Statements of stockholders' equity for each of
     the three years in the period ended December 31, 1996                  F-6

Consolidated Statements of cash flows for each of the three
     years in the period ended December 31, 1996                            F-7

Notes to Consolidated financial statements                            F-8 - F-18

Other Auditors' Opinions                                             F-19 - F-20


EXHIBITS
--------

3(i) Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i) to form 10-K for the year ended December 31, 1990).


3(ii) Certificates of Amendment of Preferred Stock Designation (incorporated by reference to Exhibit 3(ii) to Form 10-K for the year ended December 31,
      1995), as follows:

           (A)  January 28, 1991
           (B)  July 5, 1991
           (C)  September 23, 1991
           (D)  October 20, 1992
           (E)  November 2, 1992
           (F)  March 19, 1993
           (G)  April 15, 1993
           (H)  June 17, 1993


4. Instruments Defining the Rights of Security Holders are included under the items listed in Exhibit 3(ii) above and therefore are incorporated by reference to the Form 10-k for the year ended December 31, 1995.

10(ii). Material Contracts -- Convertible loan agreements have been entered into with the following lenders:

           1.   Sovereign Trust Services, Limited
           2.   Sundorne Holdings, Limited
           3.   Osbourne, Limited
           4.   Plenbrick, Limited
           5.   Alcaria Investments, Limited
           6.   Jepherson Limited
           7.   Anthemis Limited
           8.   Pangea Limited
           9.   Quested Limited

         Such loan agreements are in substantially all the same form as shown in the exhibit attached hereof - Exhibit 10(A).

         The lenders are parties to a pledge and security agreement with the Company and MRI(US), dated February 1, 1996, whereby such loans, together with future loans, are secured by a pledge of and security interest in all assets of the Company (including the shares of MRI(US)) and of MRI(US). See Exhibit 10(B)


11. Computation of per share earnings is included in the Consolidated Statements of Operations found on page F-5 of this filing.

13. Form 10-Q for the periods ending March 31, June 30, and September 31, 1996 are attached herein and shown as Exhibit 13(A), 13(B) and 13(C), respectively

21.      Subsidiary of the Registrant:

           1.   Metal Recovery Industries (US), Inc. a Delaware corporation.

27.      Financial Data Schedule

All other schedules have been omitted because either the required information is not present, or it is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements and notes thereto.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      METAL RECOVERY TECHNOLOGIES, INC.




          BY:        /s/ Michael S. Lucas
             --------------------------------------
                     Michael S. Lucas
                     President, Chairman & CEO


Date:  April 9, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

NAME                               CAPACITIES                    DATE
----                               ----------                    ----



/s/ Michael S. Lucas               Chairman, President & CEO     April 14, 1997
-----------------------------



/s/ Roy Pearce                     Chief Financial Officer       April 14, 1997
-----------------------------



/s/ William A. Morgan              Executive Vice President      April 14, 1997
-----------------------------

                        METAL RECOVERY TECHNOLOGIES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                        METAL RECOVERY TECHNOLOGIES, INC.


                                     Part IV


            Item 14.  Consolidated Financial Statements and Financial
                               Statement Schedules



(a) The following documents are filed as a part of this Annual Report on Form 10-K:


               REFERENCE
               ---------

                                                                       PAGE
                                                                       ----

1. CONSOLIDATED FINANCIAL STATEMENTS

   Independent Auditor's Report                                      F-1 - F-2

   Consolidated Balance Sheets at December 31, 1996 and 1995            F-3

   Consolidated Statements of Operations for each of the
    three years in the period ended December 31, 1996, 1995,
    and 1994                                                         F-4 - F-5

   Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996, 1995,
    and 1994                                                            F-6

   Consolidated Statements of Cash Flows for each of the three
    years in the period ended December 31, 1996, 1995, and 1994         F-7

   Notes to Consolidated Financial Statements                        F-8 - F-18

   Other Auditors' Opinions                                          F-19 - F-20

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Metal Recovery Technologies, Inc.

We have audited the consolidated balance sheets of Metal Recovery Technologies, Inc. (MRTI), as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ending December 31, 1996, 1995 and 1994. The financial statements are the responsibility of MRTI's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We did not audit the statement of operations of Malvy Technology SA (a French corporation), a wholly-owned subsidiary purchased October 24, 1993 which statements reflect total revenues of $181,371 for the year then ended December 31, 1994. Also, we did not audit the statement of operations of Malvy UK (an United Kingdom corporation), a wholly-owned subsidiary which statements reflect total revenues of $0 for the year ended December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Malvy Technology SA and Malvy UK, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors for 1994, the financial statements referred to above present fairly, in all material respects, the financial position of MRTI, as of December 31, 1996 and 1995, and the results of their operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that MRTI will continue as a going concern. As shown in the consolidated financial statements, MRTI's current assets are $169,503 while current liabilities total $4,901,573 and MRTI incurred a net operating loss for the year ended December 31, 1996, which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MRTI is involved with the development of a dezincing process and the success of the development is dependent on future operating market conditions and acceptance. The ultimate outcome of this uncertainty cannot presently be determined. As discussed in Note 1, the recovery of the costs for intangible costs for concessions, rights, patents, and goodwill totaling $12,905,749 and $12,893,394 for 1996 and 1995, respectively, and the recovery of costs for property and equipment totaling $2,591,985 and $1,160,509 for 1996 and 1995, respectively is dependent on future profitable operations. Accordingly, the consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 17, MRTI is a defendant in several lawsuits. The ultimate outcome of the lawsuits is not presently determinable. During 1995, MRTI discontinued efforts to realize any value for the Malvy Technology SA automobile anti-theft device as discussed in Notes 1 and 16.. Accordingly, no provisions for liability, if any, has been made in the financial statements for any potential lawsuits or other liabilities that may arise.

Board of Directors and Stockholders
Metal Recovery Technologies, Inc.

Page 2



As shown in the financial statements and discussed in Note 13 and elsewhere in the financial statements, MRTI has engaged in various substantive business activities and agreements with related parties. Currently, MRTI is in default of the agreement previously covering a former officer and director and entities controlled by him.



/s/ Mikunda, Cottrell & Co.


March 25, 1997

                                  Metal Recovery Technologies, Inc.
                                    Consolidated Balance Sheets
                                    December 31, 1996 and 1995

                                    ASSETS                         1996            1995
                                    ------                         ----            ----
Current assets:
     Cash and equivalents (note 14)                           $       6,778     $    200,855
     Inventories                                                     65,370           24,000
     Other current assets                                            97,355                -
                                                              -------------     ------------
        Total current assets                                        169,503          224,855
                                                              -------------     ------------

Property and equipment (note 3)                                   2,591,985        1,160,519
                                                              -------------     ------------

Other assets:
     Concessions, rights, patents and goodwill (note 15)         12,905,749       12,893,394
     Organizational costs, net of amortization (note 3)           2,112,367          554,422
     Other assets                                                    53,400                -
                                                              -------------     ------------
          Total other assets                                     15,071,516       13,447,816
                                                              -------------     ------------
                                                              $  17,833,004     $ 14,833,190
                                                              -------------     ------------
                                                              -------------     ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current liabilties:
     Current maturities of long-term indebtedness (note 4)    $       4,580                -
     Notes payable (note 6)                                          49,894     $    136,203
     Accounts payable                                             1,432,128          867,137
     Payable to former officer and director (note 13)                55,098          147,258
     Notes from others (note 5)                                   3,288,010        1,893,176
     Payroll and related liabilities                                 71,863                -
                                                              -------------     ------------
            Total current liabilities                             4,901,573        3,043,774
                                                              -------------     ------------

Long-term liabilities:
     Long-term debt (note 4)                                        505,000          505,000
     Capital lease (note 4)                                           4,182                -
                                                              -------------     ------------
            Total long-term liabilites                              509,182          505,000
                                                              -------------     ------------
            Total liabilites                                      5,410,755        3,548,774
                                                              -------------     ------------

Stockholders' equity (note 8 and 9):
     "Series A" Preferred stock, $10 par value,
        100,000 shares authorized; 46,965 shares
        outstanding for 1995 and 1994                               469,650          469,650
     "Series B" Preferred stock, $10 par value,
        2,500,000 shares authorized; 21,375
        issued and outstanding for 1995 and 1994                     44,373           44,373
     Common stock, par value of $.001; 100,000,000
       shares authorized; 20,707,597 and
       13,764,653 shares issued and outstanding for
       1996 and 1995, respectively                                   20,707           13,764
     Additional paid-in capital                                  62,355,161       60,112,998
     Retained earnings (deficit)                                (50,467,642)     (49,356,369)
                                                              -------------     ------------
        Total stockholders' equity                               12,422,249       11,284,416
                                                              -------------     ------------
                                                              $  17,833,004     $ 14,833,190
                                                              -------------     ------------
                                                              -------------     ------------

        See accompanying notes which are an integral part of these statements.

                                        Metal Recovery Technologies, Inc.
                                      Consolidated Statements of Operations
                                   Years Ended December 31, 1996, 1995, and 1994

                                                                 1996              1995           1994
                                                                 ----              ----           ----
Revenues:
     Revenue from gold production                                         -                -   $   433,341
     Pipeline                                                             -                -       430,065
     Sales                                                                -                -       181,371
                                                               ------------     ------------   -----------
        Total revenues                                                    -                -     1,044,777

Cost of production                                                        -                -     1,412,138
                                                               ------------     ------------   -----------

        Gross profit (loss)                                               -                -      (367,361)
                                                               ------------     ------------   -----------

Operating expenses:
     Selling, general and administrative                       $  1,046,761     $    177,180     3,773,755
                                                               ------------     ------------   -----------
     Depreciation, depletion and amortization                             -                -       835,456
                                                               ------------     ------------   -----------
        Total operating expenses                                  1,046,761          177,180     4,609,211
                                                               ------------     ------------   -----------

        Loss from operations                                     (1,046,761)        (177,180)   (4,976,572)
                                                               ------------     ------------   -----------

Nonoperating income (expense):
     Gain (loss) on disposition of assets                                 -                -      (369,974)
     Income from investments                                              -                -        16,881
     Interest expense                                               (64,512)         (76,955)     (259,764)
     Gain on foreign exchange                                             -                -        16,506
     Other- net                                                           -                -       (76,556)
                                                               ------------     ------------   -----------
        Total nonoperating income (expense)                         (64,512)         (76,955)     (672,907)
                                                               ------------     ------------   -----------

        Net income (loss) before discontinued operations         (1,111,273)        (254,135)   (5,649,479)

Gain (Loss) on Discontinued Operations:
     Seminole pipeline                                                    -           (7,841)
     Malvy France and Malvy UK                                            -         (725,562)            -

  Gain (Loss) on Disposal of Discontinued Operations:
     Malvy France and Malvy UK (note 16)                                  -      (33,883,238)            -
                                                               ------------     ------------   -----------

        Net loss                                                $(1,111,273)    $(34,870,776)  $(5,649,479)
                                                               ------------     ------------   -----------
                                                               ------------     ------------   -----------



                                                                  1996             1995           1994
                                                                  ----             ----           ----
Primary earnings (loss) per share:

     Net income (loss) before discontinued operations            $   (0.0655)   $   (0.0232)   $   (0.2345)

     Income (loss) from operations of discontinued                         -        (0.0668)
      segment                                                                                            -

     Loss on disposal                                                      -        (3.0878)             -
                                                                 -----------    -----------    -----------
     Net income (loss)                                           $   (0.0655)   $   (3.1778)   $   (0.2345)

Fully diluted earnings (loss) per share                             *               *              *
                                                                   --              --             --
                                                                   --              --             --
Weighted average number of common
     shares outstanding:
       Primary                                                    16,968,009     10,973,132     24,096,508
                                                                 -----------    -----------    -----------
                                                                 -----------    -----------    -----------
       Fully diluted                                                *               *              *
                                                                   --              --             --
                                                                   --              --             --

*  Anti-Dilutive


                                  Metal Recovery Technologies, Inc.
                             Consolidated Statement of Stockholders' Equity
                              Years Ended December 31, 1996, 1995 and 1994


                                                Series A                      Series B
                                             Preferred Stock                Preferred Stock                  Common Stock
                                           Shares       Amount            Shares        Amount         Shares             Amount
                                           ------       ------            ------        ------         ------             ------
Balance, December 31, 1993                  76,962      $  769,620        165,125      $  520,185      18,616,264       $  18,616
    Additional from 1993                         -               -              -               -               -               -
    Preferred Series A redeemed            (29,997)       (299,970)             -               -               -               -
    Common stock issued for debt
      June 30, 1994                              -               -              -               -       2,000,000           2,000
      November 15, 1994                          -               -              -               -      10,000,000          10,000
      November 30, 1994                          -               -              -               -      12,500,000          12,500
    Redeem Series B stock
      for common stock                           -               -       (143,750)       (475,812)      7,137,931           7,138
    Option shares not redeemed by
      prior employees                            -               -              -               -        (375,000)           (375)
    Cumulative foreign currency
      translation adjustment                     -               -              -               -               -          -
    Net loss                                     -               -              -               -               -          -
                                          --------      ----------      ---------      ----------    ------------       ---------
Balance, December 31, 1994                  46,965         469,650         21,375          44,373      49,879,195          49,879
    Reverse split 20 for 1                       -               -              -               -     (47,364,542)        (47,365)
    Common stock issued:
      February 1995                              -               -              -               -         250,000             250
      April 1995 for MRI                         -               -              -               -      11,000,000          11,000
    Cumulative foreign currency
      translation adjustment                     -               -              -               -               -          -
    Net loss                                     -               -              -               -               -          -
                                          --------      ----------      ---------      ----------    ------------       ---------

Balance, December 31, 1995                  46,965         469,650         21,375          44,373      13,764,653          13,764
    Common stock issued (note 9):
       April 1996                                -               -              -               -       1,335,000           1,335
       May 1996                                  -               -              -               -       1,500,000           1,500
       August 1996                               -               -              -               -         500,000             500
       September 1996                            -               -              -               -       1,163,500           1,164
       October 1996                              -               -              -               -       2,444,444           2,444
    Net loss                                     -               -              -               -               -          -
                                          --------      ----------      ---------      ----------    ------------       ---------

Balance, December 31, 1996                  46,965      $  469,650         21,375       $  44,373   $  20,707,597       $  20,707
                                          --------      ----------      ---------      ----------    ------------       ---------
                                          --------      ----------      ---------      ----------    ------------       ---------

                                                                      Cumulative
                                                                        Foreign
                                                Additional             Currency         Retained
                                                  Paid-In             Translation       Earnings
                                                  Capital             Adjustment        (Deficit)             Total
                                                  -------             ----------        ---------             -----
Balance, December 31, 1993                     $  36,293,357          $  160,943       $ (8,836,114)      $  28,926,607
    Additional from 1993                           3,542,500                   -                  -           3,542,500
    Preferred Series A redeemed                            -                   -                  -            (299,970)
    Common stock issued for debt
      June 30, 1994                                1,998,000                   -                  -           2,000,000
      November 15, 1994                            1,990,000                   -                  -           2,000,000
      November 30, 1994                            2,487,500                   -                  -           2,500,000
    Redeem Series B stock
      for common stock                               468,674                   -                  -                   -
    Option shares not redeemed by
      prior employees                               (103,148)                  -                  -            (103,523)
    Cumulative foreign currency
      translation adjustment                               -             263,656                  -             263,656
    Net loss                                               -                   -         (5,649,479)         (5,649,479)
                                               -------------          ----------      -------------       -------------

Balance, December 31, 1994                        46,676,883             424,599        (14,485,593)         33,179,791
    Reverse split 20 for 1                            47,365                   -                  -                   -
    Common stock issued:
      February 1995                                  199,750                   -                  -             200,000
      April 1995 for MRI                          13,189,000                   -                  -          13,200,000
    Cumulative foreign currency
      translation adjustment                               -            (424,599)          (424,599)
    Net loss                                               -                   -        (34,870,776)        (34,870,776)
                                               -------------          ----------      -------------       -------------

Balance, December 31, 1995                        60,112,998                   -        (49,356,369)         11,284,416
    Common stock issued (note 9):
       April 1996                                    521,731                   -                  -             523,066
       May 1996                                      411,000                   -                  -             412,500
       August 1996                                   146,985                   -                  -             147,485
       September 1996                                464,847                   -                  -             466,011
       October 1996                                  697,600                   -                  -             700,044
    Net loss                                               -                   -         (1,111,273)         (1,111,273)
                                               -------------          ----------      -------------       -------------

Balance, December 31, 1996                     $  62,355,161                $  -      $ (50,467,642)      $  12,422,249
                                               -------------          ----------      -------------       -------------
                                               -------------          ----------      -------------       -------------


See accompanying notes which are an integral part of these statements.

                       Metal Recovery Technologies, Inc.
                     Consolidated Statements of Cash Flows
                 Year Ended December 31, 1996, 1995, and 1994

                                                                 1996               1995                1994
                                                                 ----               ----                ----
Cash flows provided by (used for) operations:
  Net loss                                                       $(1,111,273)       $(34,870,776)       $ (5,649,479)
  Adjustments to reconcile net loss to net
   cash provided by (used for) operating activiites:
     Depreciation, depletion and amortization                                                   -             835,456
     Loss (gain) on disposition of assets                                   -                   -             369,974
     Common stock issued in exchange for services
       or reduction of debt                                           662,218                   -                   -
     Change in foreign currency
       translation adjustment                                               -           (424,599)                   -
     Net changes in current assets and liabilities
      excluding long-term indebtedness                                405,969             616,430           (991,011)
                                                                 ------------       -------------       -------------
       Net cash provided by (used for) operating activities          (43,086)        (34,678,945)         (5,435,060)
                                                                 ------------       -------------       -------------
Cash flows provided by (used for) investing activities:
  Reserve for pipeline cleanup                                              -            (60,787)                   -
  Net changes to property and equipment                           (1,431,466)           (222,853)           (201,701)
  Net changes in organization cost                                (1,557,945)           (554,422)                   -
  (Increase) decrease in notes receivable                                   -                   -             283,523
  (Additions) deletions to concessions, rights,
   patents and goodwill                                              (12,355)          19,086,253         (3,691,359)
  Decrease (increase) in other assets                                (53,400)             214,639            (47,480)
                                                                 ------------       -------------       -------------
       Net cash provided by (used for)
         investing activities                                     (3,055,166)          18,462,830         (3,657,017)
                                                                 ------------       -------------       -------------
Cash flows provided by (used for) financing activities:
  Increase (decrease) in notes payable                               (86,309)             136,203           (626,841)
  Increase (reduction) in long-term debt                                8,762             275,028            (72,689)
  Increase (decrease) in notes to investors                         1,394,834           1,893,176                   -
  Issued (reduction) of common stock                                    6,943            (36,115)          10,414,789
  Received from additional stock and
   paid-in capital issues                                                   -          13,436,115                   -
  Reduction in Series A preferred stock                                     -                   -           (299,970)
  Reduction in Series B preferred stock                                     -                   -           (475,812)
  Cash received for common stock issued                             1,579,945                   -                   -
  Decrease in dividend payable                                              -                   -            (37,151)
                                                                 ------------       -------------       -------------
       Net cash provided by (used for) financing activities         2,904,175          15,704,407           8,902,326
                                                                 ------------       -------------       -------------
       Increase (decrease) in cash                                  (194,077)           (511,708)           (189,751)
Cash and cash equivalents at beginning of year                        200,855             712,563             902,314
                                                                  -----------        ------------        ------------
Cash and cash equivalents at end of year                         $      6,778       $     200,855        $    712,563
                                                                -------------      --------------       -------------
                                                                -------------      --------------       -------------
Supplemental Information:
 Cash paid for interest                                          $     47,926       $      76,955        $    170,979
                                                                -------------      --------------       -------------
                                                                -------------      --------------       -------------
 Cash paid for income taxes                                      $          -       $           -       $           -
                                                                -------------      --------------      --------------
                                                                -------------      --------------      --------------

See accompanying notes which are an integral part of these statements.

                       Metal Recovery Technologies, Inc.
                  Notes to Consolidated Financial Statements
                       December 31, 1996, 1995 and 1994

(1)  THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
     PRINCIPAL ACTIVITIES
     METAL RECOVERY TECHNOLOGIES, INC. (MRTI)
     During 1990, Sphinx Mining, Inc. (Sphinx), originally a Canadian corporation, reorganized and became a U.S. corporation incorporated in the state of Delaware. In 1991, Sphinx formally changed its name to Sphinx Natural Resources, Inc. In June, 1993 the company's name was changed to Malvy Technology, Inc. (Malvy) and in July 1995 the company changed its name to Metal Recovery Technologies, Inc.

     MRTI has a wholly-owned subsidiary, Metal Recovery Industries, (US), Inc. a developmental stage company that intends to market the service of dezincing scrap metal.

     METAL RECOVERY INDUSTRIES, (US), INC. (MRI(US))
     MRTI acquired MRI(US), in April 1995 for $12,000,000 which was raised by the offshore sale under a placing and escrow agreement of 10,000,000 shares of MRTI's stock, together with a fee of 1,000,000 shares. The shares were placed at a value of $1.20 per share. In addition, $25,000,000 of Convertible Redeemable Preference shares, and 14,000,000 Common shares may be issued contingent upon several factors, including, but not limited to, the building of subsequent plants and the achievement of production goals of said plants. The acquisition has been accounted for using the purchase method with the excess of cost over assets acquired being attributed to concessions, rights, patents, and goodwill. As of December 31, 1995 and 1996, the value of concessions, rights, patents, and goodwill was $12,893,394 and $12,905,749, respectively. The ultimate value of these assets depends on future profitable operations and market conditions for the MRI(US) dezincing process. As of December 31, 1996 MRI(US) is still in the developmental stage and expenses are being capitalized as incurred.

     DISCONTINUED AND DISPOSED OF OPERATIONS
     SPHINX INTERNATIONAL PETROLEUM COMPANY (SIPCO), (A WHOLLY SUBSIDIARY OF SPHINX)
     In December 1992, SIPCO, a wholly-owned subsidiary of Sphinx, acquired a pipeline operation (Seminole Pipeline) located in Oklahoma in exchange for 143,750 shares of Malvy Series B preferred stock. (Footnote 8) The acquisition was accounted for using the purchase method and accordingly the acquired assets were recorded at their fair value at the date of acquisition. In 1994, 143,750 preferred Series B shares were redeemed for 7,137,731 shares of common stock. In 1995 SIPCO was sold for a nominal price.

     MALVY TECHNOLOGY S.A., A FRENCH CORPORATION (MALVY FRANCE)
     In 1993 Malvy agreed to acquire 100% of the capital stock of Malvy
       Technology S.A., a French corporation. 100% ownership was completed January 15, 1994. The acquisition was effected for a price of $32,500,000 which was raised by the offshore sale of 16,250,000 shares of MRTI's common stock. The acquisition has been accounted for using the purchase method with the excess of cost over assets acquired being attributed to concessions, rights, patents and goodwill. As of December 31, 1994, total value of concessions, rights, patents, and goodwill was $31,979,647. The ultimate value of these assets depended on future profitable operations and market conditions for the Malvy automobile anti-theft device. The operations of Malvy France for 1994 has been included in the consolidated financial statements.

     In October, 1995, Malvy France was placed into liquidation under the control of a government liquidator. Management does not expect to receive any funds from this liquidation.

     MALVY TECHNOLOGY UK, LIMITED, A BRITISH CORPORATION (MALVY UK)
     Malvy UK was incorporated November 15, 1993, as a wholly-owned subsidiary of Malvy Technology, Inc. There was no activity in 1993. Malvy UK was established to aid in business development and sales of the anti-theft device in the United Kingdom. In October, 1995, Malvy UK was placed in liquidation under the control of a government liquidator and management does not expect to receive any funds from the liquidation.

                       Metal Recovery Technologies, Inc.
             Notes to Consolidated Financial Statements, continued

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
     PRINCIPLES OF CONSOLIDATION
     The 1996 statements consist of the accounts of MRTI and MRI(US). The 1995 statements consist of the accounts of MRTI and MRI(US) and the results of the discontinued and disposed of operations for Malvy France, Malvy UK and SIPCO. The 1994 statements consist of the accounts of MRTI, SIPCO, Malvy UK and Malvy France.

     CASH EQUIVALENTS
     For the purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

     INVENTORIES
     Inventories for MRI(US) consist of steel scrap, zinc bearing solutions, and other chemicals valued at lower of cost or market.

     PROPERTY AND EQUIPMENT
     Assets are recorded at historical cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred whereas expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. (See Footnote 3.)

     INTANGIBLE ASSETS
     Intangible assets will be amortized using the straight line method over the estimated life of the related assets as follows:


          Concessions, rights, patents, and goodwill              15 Years
          Organizational costs                                     5 Years

     (See Footnote 15.)


     DEPRECIATION AND AMORTIZATION
     Depreciation and amortization is provided using the straight-line method over the useful lives of the related assets. (See Footnote 3 and 15.)

     OTHER ASSETS
     Other current assets consist primarily of a note receivable from one of MRTI's officers. (See Footnote 13.) Other non-current assets consist of deposits placed with vendors for capital leases to begin in 1997 and utility deposits.

     LOSS PER SHARE
     The computation of earnings (loss) per common share considers the weighted average number of shares outstanding during the year. Common stock options, and warrants, if dilutive, are considered in the computation of earnings per share (unless anti-dilutive). The treasury method of accounting for the dilutive outstanding common stock options and warrants is used in the earnings per share calculation.

     INCOME TAXES
     MRTI files consolidated federal and state income tax returns. MRTI computes provisions for income taxes if any in the consolidated financial statements using the liability method of accounting prescribed by Financial Accounting Standards Board Statement No. 109. (See Footnote 7.)

                       Metal Recovery Technologies, Inc.

     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED
     DEVELOPMENT STAGE OPERATIONS
     Development operations consisting of raising capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment and certain administrative activities have been capitalized as incurred.

     BASIS FOR PRESENTATION
     MRTI presents all financial statements in United States dollars and under generally accepted accounting principles as practiced in the United States.

     FOREIGN CURRENCY TRANSLATION
     Foreign entities translate monetary assets and liabilities at year end exchange rates while non-monetary items are translated at historical rates. Revenue and expense accounts are translated at the average rates in effect during the year. Gains and losses from changes in exchange rates are recognized in consolidated income (loss) in the year of occurrence. Adjustments resulting from translation of assets and liabilities are reflected in the stockholders' equity section titled "Cumulative foreign currency translation adjustment."

     RECLASSIFICATIONS
     Certain amounts for prior years may have been reclassified to conform with the current year presentation.

     RISKS AND UNCERTAINTIES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                           1996                                       1995
                                             -----------------------------------      ---------------------------------------
                                                        Accumulated      Book                     Accumulated       Book
                                             Cost       Depreciation     Value         Cost       Depreciation      Value
     MRI(US):                                ----       ------------   ---------       ----       ------------    -----------
     --------
     Equipment and capitalized expenses   $2,178,823          -        2,178,823     1,382,076           -          1,382,076
     Furniture and fixtures                   33,845          -           33,845        12,835           -             12,835
     Leasehold improvements                  348,255          -          348,255       288,968           -            288,968
     Vehicles                                 31,062          -           31,062        31,062           -             31,062
                                          ----------         ---       ---------     ---------          ---        ----------
                                          $2,591,985          -        2,591,985     1,714,941           -          1,714,941
                                          ----------         ---       ---------     ---------          ---        ----------
                                          ----------         ---       ---------     ---------          ---        ----------

     MRI(US) is in the developmental stage and therefore no depreciation was taken in 1995 or 1996.

                       Metal Recovery Technologies, Inc.
             Notes to Consolidated Financial Statements, continued

     Property and Equipment, continued
     Organizational Costs
     Organizational costs consisted of the following at December 31:

                                             1996                                   1995
                                ------------------------------------    ---------------------------------
                                            Accumulated      Book                 Accumulated     Book
                                  Cost     Amortization     Value       Cost     Amortization     Value
                                  ----      ------------   ---------    ----     -------------    -------
     MRI(US):
     --------
     Organizational costs     $ 2,112,367        -         2,112,367   554,422          -         554,422
                                ---------   -----------    ---------   -------       -------      -------
                                ---------   -----------    ---------   -------       -------      -------

     MRI(US) is in the developmental stage and therefore no depreciation was taken in 1995 or 1996. Organizational costs consists of raising capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment and certain administrative activities.

(4)  Long-Term Indebtedness
     Long-term indebtedness at December 31, 1996 and 1995 was as follows:

                                                                         1996         1995
     MRI(US)                                                             ----         ----
     -------
     United States Department of Energy (D.O.E.),                   $ 505,000      505,000
     provided a research grant to the Argonne
     National Laboratory of $1,400,000 to conduct research
     and pilot plant work on the dezincing of steel.  The total benefits of this work to accrue to MRI(US).  Of this amount,
     MRI(US) was paid $505,000 and under a Memorandum of
     Understanding with the D.O.E., will be responsible to repay
     1.5 times this grant, i.e., $2,100,000 to the D.O.E. out of future royalty receipts from the process.  Management
     anticipates no repayment funds will be paid in the current period.

     Capital lease for equipment.  Principal and interest               8,762            -
     payments due monthly for 24 months with a $1 buyout
     option at end of lease.                                          -------      -------
                                                                      513,762      505,000


     Less current installments                                          4,500            -
                                                                      -------      -------
          Total long-term indebtedness                              $ 509,182      505,000
                                                                      -------      -------
                                                                      -------      -------


(5)  Continuing Operations - Liquidity
     Continued operations require continuing loans from various entities.  At
       December 31, 1996, the balance of these loans were $3,288,010. These loans are scheduled to be converted into common shares on March 31, 1997 and December 31, 1997. Conversion of notes is subject to anti-dilution provisions and interest of 10% per annum. Following is a schedule of these notes:

                       Metal Recovery Technologies, Inc.
             Notes to Consolidated Financial Statements, continued

     Continuing Operations - Liquidity, continued

                               Note                                       Amount
                               ----                                       ------
       Sovereign Trust Services loan convertible into 1,666,667
       shares of common stock.                                        $  680,036

       Sundorn Holding, SA loan convertible into 1,666,667
       shares of common stock.                                           715,154

       Osbourne Ltd. loan convertible into 1,000,000 shares
       of common stock.                                                  220,000

        Plenbrick Ltd. loan convertible into 2,000,000 shares
        of common stock.                                                 604,688

        Alcaria Investments, Ltd. loan convertible into 331,692
        shares of common stock.                                          100,398

        Jepherson Ltd. loan convertible into 331,692 shares of
        common stock.                                                     98,521

        Anthemis Ltd. loan convertible into 332,972 shares of
        common stock.                                                     96,384

        Pangea Ltd. loan convertible into 1,666,667 shares of
        common stock.                                                    504,706

        Quested Ltd. loan convertible into 883,666 shares of
        common stock.                                                    268,123
                                                                       ---------
                                                                      $3,288,010
                                                                       ---------
                                                                       ---------
     Interest payments for 1996 of $229,673 were capitalized.


(6)  Notes Payable

     As of December 31, 1996, notes payable consisted of the following:

       MRI(US)
       ------
       American National Bank & Trust Co. of Chicago note obtained
       prior to MRTI's acquisition, expected to be paid in 1997.         $49,894
                                                                          ------
                                                                          ------

                       Metal Recovery Technologies, Inc.
             Notes to Consolidated Financial Statements, continued

(7)  INCOME TAXES
     As of December 31, 1996, MRTI has income tax net operating loss carryforwards available to offset future federal taxable income, which expire in future years. The use of these operating losses are dependent upon MRTI having taxable net earnings.

     MRTI unused net operating losses carryforward to offset future taxable income for income tax reporting purposes which expire as follows:

         Years Ending                 Net Operating Loss
           2001                               $  134,077
           2002                                  208,223
           2003                                   55,337
           2004                                  694,177
           2005                                  128,994
           2006                                  232,623
           2007                                  291,834
           2008                                1,746,945
           2009                                1,682,025
           2010                                1,111,273

     Neither MRTI nor its subsidiaries had any taxable net income in 1996, 1995, or 1994. Management has elected not to recognize any value for operating loss carryforwards for income tax purposes in the financial statements.

(8)  PREFERRED STOCK
     SERIES A PREFERRED
     DESCRIPTION
     The Series A stock confers the following rights: (1) A preference upon liquidation, (2) A 12% dividend payable at MRTI's discretion either in additional preferred stock, common shares, cash, or gold, (3) MRTI has the right to redeem at any time upon notice to the preferred holder,
       (4) The right to convert into common shares at a ratio of 0.625 common shares for each preferred one, and (5) The holders of the Series A preferred shares have the right to elect a majority of the Board of Directors and can vote the total number of common shares into which the Series A can be converted.

     As of December 31, 1996 and 1995, the total of Series A preferred stock outstanding was 46,965. All Series A preferred shares are held by an entity as assigned by a prior officer and director.

     SERIES B PREFERRED
     DESCRIPTION
     The Series B stock confers the following rights: (1) A preference upon liquidation, except not as to the Series A Preferred Stock, (2) An 8% cumulative cash dividend, (3) The corporation has the right to redeem at any time upon notice to the preferred holder and subject to certain other conditions, (4) The right to convert into common shares at a ratio of 0.3 common shares for each preferred share, which ratio is subject to adjustment in certain events, and (5) The holders of the Series B preferred shares shall as a class elect one member of the Board of directors and have other voting rights as granted by law.

     At December 31, 1996 and 1995, there were 21,375 Series B preferred shares outstanding. Management is pursuing the future retirement of these shares.

                       Metal Recovery Technologies, Inc.
             Notes to Consolidated Financial Statements, continued

(9)  COMMON STOCK
     REVERSE SPLIT
     On February 21, 1995 MRTI announced a 20 for 1 reverse split effective immediately. This reduced the number of shares outstanding by 47,364,542.

     PURCHASE OF MRI(US)
     In April 1995, as more fully described in Footnote (1), MRTI issued
       11,000,000 shares to an underwriter to be placed with offshore investors. The proceeds were used for the acquisition of MRI(US).

     Reconciliation of outstanding MRTI common stock is as follows:

                                                        Outstanding Stock
                                                             As of December 31
                                                     -------------------------
                                                          1996            1995
                                                          ----            ----
     Beginning balance                              13,764,653      49,879,195
     Reverse split (1 to 20)                                 -    (47,364,542)
     Shares issued                                   6,942,944      11,250,000
                                                    ----------      ----------
          Total outstanding
            common stock                            20,707,597      13,764,653
                                                    ----------      ----------
                                                    ----------      ----------

     In 1996, MRTI issued stock for the following purposes:

        Month Shares         Purpose
        ------------         -------

        April                 1,335,000         Conversion of debt
        May                   1,500,000         Exercise of warrants
        August                  500,000         Exercise of warrants
        September               513,500         Conversion of debt
        September                50,000         Exercise of warrants
        September               600,000         Shares sold in private placement
        October               2,000,000         Exercise of warrants
        October                 444,444         Shares sold in private placement


(10) KEY EMPLOYEE QUALIFIED INCENTIVE STOCK OPTION PLAN
     There is currently no key employee incentive stock plans.

                        Metal Recovery Technologies, Inc.
              Notes to Consolidated Financial Statements, continued


(11)  WARRANTS OUTSTANDING
      Warrants outstanding as of December 31, 1996, are as follows:

                                         Date                                          No. of    Price
             Holder                     Issued          Life           Expires          Shares  Per Share
             ------                     ------          ----           -------          ------  ---------
Sovereign Trust Services, Ltd.       October, 1994     3 years     September, 1997       50,000    $20.00
Cleanwater Enterprises, Ltd.         October, 1994     3 years     September, 1997       50,000     20.00

Sovereign Trust Services, Ltd.      November, 1994     3 years      October, 1997        62,500      4.00

Sovereign Trust Services, Ltd.      November, 1994     3 years      October, 1997       250,000      4.00

Cleanwater Enterprises, Ltd.        November, 1994     3 years      October, 1997       250,000      4.00

Monarch Assets Management, Ltd.     November, 1994     3 years      October, 1997       250,000      4.00

World Publishing, Ltd.              November, 1994     3 years      October, 1997       250,000      4.00

Sundorn Holdings, S.A.              November, 1994     3 years      October, 1997        62,500      4.00

Sovereign Trust Services, Ltd.      February, 1995     3 years      January, 1998       125,000      0.80

Sundorn Holdings, S.A.              February, 1995     3 years      January, 1998       125,000      0.80

Saxby                                October, 1994     3 years     September, 1997       25,000     50.00

Manzur                                July, 1994       3 years       June, 1997           2,500     50.00

Beyts                                 July, 1994       3 years       June, 1997           2,500     50.00

Accounting Services, Ltd.          September, 1995     3 years      August, 1998        500,000      0.50

Vistaquest, Inc.                    January, 1996      5 years     December, 2001     1,000,000      0.30

R. G. Advisory Services            September, 1995     3 years      August, 1998        250,000      0.50

Accounting Services, Ltd.            July, 1995        3 years       June, 1998         500,000      0.50

Elwin Smith International          September, 1995     3 years      August, 1998        100,000      0.50

Venaus                              August, 1996       2 years      August, 1998        100,000      0.35
                                                                                      ---------

                                                                                      3,955,000
                                                                                      ---------
                                                                                      ---------

                        Metal Recovery Technologies, Inc.
              Notes to Consolidated Financial Statements, continued

(12) SUPPLEMENTAL CASH FLOW INFORMATION
     The following provides additional information concerning the supplemental disclosures of cash flow activities for the years ended December 31, 1996, 1995 and 1994:

     NONCASH INVESTING AND FINANCING ACTIVITIES
     The effects on the balance sheets of noncash investing and financing activities for the years ended December 31, 1996, 1995 and 1994, consist of the following:

                                           1996          1995         1994
                                           ----          ----         ----
     Loss on disposal of assets         $      -    33,883,238            -
     Foreign currency translation
       adjustment                              -      (424,599)           -
     Issued common stock
       for debt                          413,269       199,750    7,126,841
     Issued common stock in exchange
       for goods or services             248,949             -            -
     Reserve for pipeline
       cleanup adjustment               $      -        60,787            -

     Management has shown net amounts in the Consolidated Statement of Cash
          Flows.


(13) RELATED PARTY TRANSACTIONS
     PAYMENTS TO FORMER DIRECTOR AND OFFICER
     In 1995, the Company reached a settlement with a former officer and director (Mr. Jack Alexander), and certain entities related to him in respect of amounts claimed to be owed to them by the Company on accounts of notes payable, loans and the redemption price of the Company's Series A Preferred stock. Payments of $275,316 and $150,000 were made in 1995 and 1996, respectively. At December 31, 1996, there is an amount due in respect of notes payable and interest of $55,098 together with an amount due of $469,650 to redeem the Series A Preferred stock. Mr. Alexander has assigned beneficial ownership of all interest described herein to an entity named Morton Blue.

     LEASED PLANT FACILITY
     MRI(US) leases its plant facility from an entity in which one of the MRTI directors has a partial beneficial interest. Lease expenses amounted to $60,000 in 1996 and 1995. The lease agreement expired on January 31, 1997. A three-year extension has been agreed to at $60,000 per year.

     OFFICER AND DIRECTOR COMPENSATION
     During the year ended December 31, 1996, compensation for current officers and directors was $495,000 and $490,000 of expenses incurred by the officers and directors in their normal course of business. At December 31, 1996, MRTI had accrued expenses of $219,958 payable to officers and directors.

     LOAN TO OFFICER
     During October, 1996, MRTI loaned the chairman and president $130,000.  At
          December 31, 1996, the balance of this loan was $74,966. MRTI received complete payment on the loan in January, 1997.

                        Metal Recovery Technologies, Inc.
              Notes to Consolidated Financial Statements, continued

(14) CASH AND EQUIVALENTS
     At December 31, the cash and cash equivalents balances were:

                                          1996      1995
                                          ----      ----

          Cash in checking accounts     $ 6,778   200,855
                                        -------  ---------
                                        -------  ---------

     MRTI demand deposits are held at high credit quality financial institutions. Balances insured by the FDIC may exceed insured limits. At December 31, 1996, MRTI did not exceed the insured FDIC limit.


(15) CONCESSIONS, RIGHTS, PATENTS AND GOODWILL
     Concessions, rights, patents and goodwill relate to the purchase of MRI(US) in 1995 and patent development in 1996 as follows:

                               Balance at                          Balance at
                              December 31,   1996    Accumulated  December 31,
                                 1995      Additions Amortization    1996
                              ------------ --------- ------------ ------------
     MRI(US)
     Concessions, rights,
       patents and goodwill   $ 12,893,394  12,355       -         12,905,749
                              ------------  ------     -----       ----------
                              ------------  ------     -----       ----------

     MRI(US) is in the developmental stage and therefore no amortization was taken in 1995 or 1996.


(16) DISCONTINUED OPERATIONS
     SIPCO
     In December 1992, SIPCO acquired a pipeline operation (Seminole Pipeline) located in Oklahoma, U.S. in exchange for 143,750 shares of MRTI Series B preferred stock. In 1994, 143,750 Preferred Series B shares were redeemed for 7,137,731 shares of common stock. In 1995, SIPCO was sold for a nominal price, all assets and liabilities have been removed from the 1995 financial statements.

     MALVY FRANCE
     The success of Malvy France depended solely on the success of the Malvy auto anti-theft device. In September, 1995, it was determined that without substantial future investment the device was not marketable. Malvy France was closed and turned over to French government liquidators. MRTI does not expect to receive any funds from this liquidation. A loss on disposal of assets was recorded for $33,883,238.

     MALVY UK
     Malvy UK was created with the sole purpose of facilitating the marketing of the Malvy auto anti-theft locking device. In September, 1995, it was determined that the device was not a marketable asset and Malvy UK was closed. Management does not expect any recovery of the past investment in Malvy UK.

     MINING ACTIVITY
     Malvy had been negotiating for the sale of all gold mining interests and activity prior to December 31, 1994. The sale was finalized in February, 1995, for a total price of $425,000. An adjustment was made in the 1994 consolidated financial statements to value the mining claims and equipment at $425,000 and recorded a loss on the disposal of assets of $407,748.

                        Metal Recovery Technologies, Inc.
              Notes to Consolidated Financial Statements, continued


(17) CONTINGENCIES
     At December 31, 1996, MRTI was involved in several matters of litigation, regarding past and present business activities. These matters were initiated by creditors and former employees. Subsequent to December 31, 1996, some of he matters involving creditors and former employees were settled or ruled in favor of the Company and provided for in the accompanying financial statements. It is the opinion of management that the ultimate outcome of the remaining litigation would not be material to the financial statements except as described below. The outcome of these cases is unknown at this time and, accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

     In 1995, an action initiated by a shareholder, was made against the Company and certain present and former directors. In 1996, this action became a "class-action" suit. The action alleges that breaches of the federal securities laws, by reason of alleged material misrepresentations by the Company and the Company's alleged failure to make timely disclosure relating to its Malvy auto anti-theft device operations. Court dates have been provisionally set for mid-1997.
          The Company is attempting to negotiate a possible settlement in order to limit the Company's exposure to costs and eliminate the need for management to divert its attention from its main business objectives. The outcome of this litigation or settlement is unknown at the present time and, accordingly, no provision for any liability that might result has been made in the accompanying financial statements.


(18) GOING CONCERN
     As shown in the accompanying financial statements, MRTI incurred substantial net losses in 1996 and 1995. At December 31, 1996, current liabilities exceeded current assets by $4,732,070. Operations for 1997 will consist of further development and administrative costs which will be funded from conditional convertible loans with existing and new entities (Footnote 5). Further, in 1997, MRTI plans to generate new revenue by beginning production at their dezincing plant. Absent receiving new financing and generating new revenue, there is uncertainty about MRTI's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(19) SUBSEQUENT EVENTS
     Subsequent to year end, MRI(US) entered into a capital leases and an operating lease for equipment. Monthly payments will total $20,000. At December 31, 1996, MRI(US) had $39,000 in deposits for the leases.

                               MALVY TECHNOLOGY
                       PARC TECHNOLOGIES DE SAINT AUTIN
                      LES ALGORITHMES - BATIMENT EPICURE
                            91190 GIF--SUR-YVETTE


                         INDEPENDANT AUDITOR'S REPORT

We have audited the accompanying balance sheets of MALVY TEC+HNOLOGY SA as of December 31, 1993 and 1994, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MALVY TECHNOLOGY SA as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                           Paris, May 10th, 1995

                                                                             /s/
                                                                     CHD CONSEIL
                                                                  Gerard DELPRAT


                                     F19

                    AUDITORS' REPORT TO THE SHAREHOLDERS OF
                         MALVY TECHNOLOGY (UK) LIMITED



We have audited the financial statements on pages 4 to 9 which have been prepared under the historical cost convention and the accounting policies set out on page 7.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 2, the Company's Director is responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the Director in the preparation of the financial statements, and of whether the accounting policies are appropriate to the Company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary to order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

In our opinion the financial statements give a true and fair view of the state of the Company's affairs as at 31st December 1994 and of the loss and cashflows for the period then ended and have been properly prepared in accordance with the Companies Act 1985.




                                               /s/
                                            Slater & Co.
7 Royal Parade
Dawes Road                              CHARTERED ACCOUNTANTS
LONDON SW6 7RE                          AND REGISTERED AUDITORS
19th May 1995