Form 10-Q
period 1997-03-31
METAL RECOVERY TECHNOLOGIES INC
filed 1997-05-15
CIK 796117

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

                                        OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1935

        FOR THE TRANSITION PERIOD FROM    N/A   to   N/A
                                        ------------------

                            Commission File No.:  0-15543

                           METAL RECOVERY TECHNOLOGIES, INC.

                (Exact name of Registrant as specified in its charter)

                  415 East 151st Street, East Chicago, Indiana  46312

                               Telephone:  (219) 397-6261

A Delaware Corporation                 Employer Identification No.:  71-0628061

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1939 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days:

                                     YES (X)    NO ( )

Number of shares outstanding of the Registrant's Common Stock as of March 31, 1997: 25,635,487

The Securities and Exchange commission has not approved or disapproved the Form 10-Q, or passed on the accuracy or adequacy or of this report.

TABLE OF CONTENTS


                                                                           PAGE
PART I - FINANCIAL DATA

     Item 1 -- Financial Statements:

            Consolidated Balance Sheets
                   as of March 31, 1997 and December 31, 1996                 1

            Consolidated Statement of Operations:
                   for the Three (3) Months ended March 31, 1997 & 1996       3

            Consolidated Statement of Cash Flows for the Three (3) Months
                   ended March 31, 1997 & 1996                                4

            Notes to consolidated financial statements                        5


     Item 2 - Management's discussion and analysis of
             financial condition and results of operations.                   7


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               8

     Item 2 - Changes in Securities                                           9

     Item 3 -- Defaults on Senior Securities                                  9

     Item 4 - Submissions of Matters to a Vote of Security Holders           10

     Item 6 - Exhibits and Reports on Form 8-K                               10

     Item 27 - Financial Data Schedule                                       11

                       METAL RECOVERY TECHNOLOGIES, INC

                          CONSOLIDATED BALANCE SHEETS
                                     AS OF
                     MARCH 31, 1997 AND DECEMBER 31, 1996


                                                     Mar 31          Dec 31
                                                      1997            1996
                                                      ----            ----
                                                          (unaudited)
                                                          -----------

ASSETS:
Current Assets:
    Cash & equivalents                              $  2,535        $  6,778
    Accounts Receivable                               30,801               -
    Inventories                                      291,106          65,370
    Other current assets                                   -          97,355
                                                ----------------------------

        Total current assets                         324,442         169,503
                                                ----------------------------

Property & equipment:
    Leasehold improvements                           348,255         348,255
    Equipment                                      2,239,858       2,178,823
    Vehicles                                          31,062          31,062
    Furniture & Fixtures                              33,845          33,845
                                                ----------------------------

Total property and equipment                       2,653,020       2,591,985
Less accumulated depreciation, depletion
       and amortization                                    -               -
                                                ----------------------------

           Net property & equipment                2,653,020       2,591,985
                                                ----------------------------
Other assets:
    Concessions, rights, patents, goodwill        12,905,749      12,905,749
    Organization costs                             2,855,888       2,112,367
    Other assets                                      22,900          53,400
                                                ----------------------------

        Total other assets                        15,784,537      15,071,516
                                                ----------------------------
      TOTAL ASSETS                               $18,761,999    $ 17,833,004
                                                ----------------------------
                                                ----------------------------

                       METAL RECOVERY TECHNOLOGIES, INC

                                                              Mar 31            Dec 31
                                                               1997              1996
                                                               ----              ----
                                                                   (unaudited)
                                                                   -----------
LIABILITIES:
Current liabilities:
    Current maturities of long-term indebtedness            $      4,550     $      4,580
    Notes payable                                                 36,026           49,894
    Accounts payable                                           2,050,180        1,503,991
    Due to Former officer & director                              68,037           55,098
    Convertible loans                                          2,899,011        3,288,010
                                                           ----------------------------------

       Total current liabilities                               5,057,804        4,901,573
                                                           ----------------------------------
Long-term liabilities:
    Long-term debt                                               505,000          505,000
    Capital lease                                                  3,108            4,182
                                                           ----------------------------------

        Total long-term liabilities                              508,108          509,182
                                                           ----------------------------------

        TOTAL LIABILITIES                                      5,565,912        5,410,755
                                                           ----------------------------------

STOCKHOLDERS' EQUITY:
   "Series A" Preferred stock, $10 par value
    100,000 shares authorized 46,965
    shares outstanding                                           469,650          469,650
   "Series B" Preferred stock, $10 par value
    2,500,000 shares authorized, 21,375
    shares outstanding                                            44,373           44,373
   Common stock, par value of $.001;
      100,000,000 shares authorized; 25,635,487 and
      20,707,597 issued and outstanding at March 31, 1997
      and December 31, 1996, respectively                         25,635            20,707
   Additional paid-in capital                                 63,450,270        62,355,161
   Retained deficit                                          (50,793,841)      (50,467,642)
                                                           ----------------------------------

      TOTAL STOCKHOLDERS' EQUITY                              13,196,087        12,422,249
                                                           ----------------------------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 18,761,999      $ 17,833,004
                                                           ----------------------------------
                                                           ----------------------------------


          SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                       METAL RECOVERY TECHNOLOGIES, INC

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   FOR THE
                 THREE (3) MONTHS ENDED MARCH 31, 1997 & 1996


                                                          Mar 31           Mar 31
                                                           1997             1996
                                                           ----             ----
                                                                 (unaudited)
                                                                 -----------
Sales                                                   $         -      $         -
Cost of sales                                                     -                -
                                                     -------------------------------

     Gross profit                                                 -                -
                                                     -------------------------------

Operating expenses:
     Selling, general & administrative                      313,260           88,678
                                                     -------------------------------

           Total operating expenses                         313,260           88,678
                                                     -------------------------------

           Income (loss) from operations                   (313,260)         (88,678)
                                                     -------------------------------

Non operating income (expense):
     Interest expense                                       (12,939)         (13,750)
                                                     -------------------------------

           Total non operating income (expense)             (12,939)         (13,750)
                                                     -------------------------------

          Net Income (loss)                             $  (326,199)     $  (102,428)
                                                     -------------------------------
                                                     -------------------------------

Weighted average number of
     Common shares outstanding                           23,249,603       13,764,653

     (Loss) per share                                   $   (0.0140)     $   (0.0074)


          SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                       METAL RECOVERY TECHNOLOGIES, INC

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE
                 THREE (3) MONTHS ENDED MARCH 31, 1997 & 1996


                                                                   Mar 31         Mar 31
                                                                    1997           1996
                                                                    ----           ----
                                                                         (unaudited)
                                                                         -----------
CASH FLOWS PROVIDED BY (USED FOR)
   OPERATIONS:

   Net loss                                                     $  (326,199)   $  (102,428)
   Net changes in current assets
        and liabilities excluding long-term indebtedness             (2,921)        35,581
                                                              -----------------------------

        NET CASH USED BY OPERATING ACTIVITIES                      (329,120)       (66,847)
                                                              -----------------------------

CASH FLOWS PROVIDED BY (USED FOR)
   INVESTMENT ACTIVITIES:

   Net changes to plant & equipment                                 (61,035)      (327,387)
   Additions, deletions to concessions,
        rights, patents & goodwill                                        -              -
   Additions, deletions to Organization costs                      (743,521)             -
   Decrease (increase) in Other assets                               30,500              -
                                                              -----------------------------

        NET CASH USED BY INVESTING ACTIVITIES                      (774,056)      (327,387)
                                                              -----------------------------

CASH FLOWS PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES:

   Increase (decrease) in long term &
        convertible debt                                             (1,104)       207,209
   Issued common stock                                                4,928              -
   Received from additional
        paid-in capital                                           1,095,109              -
                                                              -----------------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,098,933        207,209
                                                              -----------------------------

        Decrease in cash                                             (4,243)      (187,025)
        Cash & equivalents at beginning of year                       6,778        200,855
                                                              -----------------------------

        CASH & EQUIVALENTS AT MARCH 31, 1997 & 1996                $  2,535      $  13,830
                                                              -----------------------------
                                                              -----------------------------


          SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                       METAL RECOVERY TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION
Metal Recovery Technologies, Inc., ("MRTI") presents all financial statements in United States dollars and under generally accepted accounting principles as practiced in the United States.

Metal Recovery Technologies, Inc. (formerly Malvy Technology, Inc. - the Company), was from 1993 to the latter part of 1995 primarily engaged in the development and testing of the Malvy anti-theft device and the marketing of the Malvy device concept to the public and automotive manufacturers. This division, however, went into receivership in October, 1995. Prior thereto, the Company was engaged primarily in the business of mining and developing precious metals in Alaska, the production of oil and gas in Oklahoma and New Mexico and the transmission of gas through a pipeline operating in Oklahoma. These operations were disposed of during 1995.

On April 27, 1995, the Company completed the acquisition of all of the capital of Metal Recovery Industries (International), Inc. and its wholly owned subsidiary, Metal Recovery Industries (US), Inc. (hereafter referred to as "MRI(US)"), a US corporation engaged in the recovery of zinc from galvanized steel. To reflect the importance of the acquisition of this business, the company's name was changed from Malvy Technology, Inc. to Metal Recovery Technologies, Inc. Dr. William Morgan, the inventor of the process, joined the Board of Directors on May 10, 1995.

(b)  INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.
Accordingly, the consolidated financial statements do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results to be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the latest audited financial statements and notes included in the Company's Form 10-K.

(c)  INVENTORIES
Inventories consist of zinc bearing solutions, other chemicals and scrap steel at the company's plant in East Chicago.

(d)  ORGANIZATION COSTS
The company has elected to continue its practice of capitalizing all of its expenses associated with the raising of capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment, and certain other administrative activities through the first quarter of 1997.

(e)  DEPRECIATION AND AMORTIZATION
Metal Recovery Industries (US), Inc. is in the developmental stage and therefore no depreciation nor amortization was taken in the accounting periods shown in this report.

(f)  CONVERTIBLE LOANS
Continued operations have, and will (see "Liquidity" below), require loans from various entities. During 1995, 1996 and 1997 MRTI issued convertible debt in exchange for funds used to administer and construct its operations. As of March 31, 1997, this indebtedness, including interest, amounted to $2,899,011. These loans are exercisable at various rates, from 25 cents to
43.33 cents per share, and at various times. They also contain anti-dilution provisions and are secured, pro rata, by liens on the shares of MRI(US), as well as its assets. During the reporting quarter, $850,000 of convertible debt and $65,036 of accrued interest was converted into 4,356,462 shares of stock.

At March 31, 1997 the convertible loans consisted of the following:



                          ---------------------------
--------------------------    Loan      Conversion   --------------------------------------------------
          Lender             Amount        Price    Interest     Subtotal     Converted         Total
-------------------------------------------------------------------------------------------------------
Sovereign Trust Services   $  650,000    $  0.3900   $  43,606   $  693,606    $(693,606)       $     -

Sundorn Holding, SA           650,000       0.4333      83,032      733,032                     733,032

Osbourne Ltd.                 200,000       0.2000      21,430      221,430     (221,430)             -

Plenbrick Ltd.                550,000       0.2750      69,805      619,805                     619,805

Alcaria Investments, Ltd.      83,334       0.2500      19,574      102,908                     102,908

Jepherson Ltd.                 83,334       0.2500      17,650      100,984                     100,984

Antheims Ltd.                  83,334       0.2500      15,460       98,794                      98,794

Pangea Ltd.                   500,000       0.3000      17,323      517,323                     517,323

Quested Ltd.                  500,000       0.3000       6,703      506,703                     506,703

Dorrance Ltd.                 219,462       0.3000           -      219,462                     219,462

                           $3,519,464                 $294,583   $3,814,047    $(915,036)    $2,899,011


All of the foregoing loans are secured, pro-rata, by liens on the shares of Metal Recovery Industries (US), Inc., as well as its assets and are protected by anti-dilution provisions.

                        PART I - FINANCIAL INFORMATION
                                    ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND STATEMENT OF OPERATIONS

                             FINANCIAL CONDITION

The increase in property and equipment and other assets at March 31, 1997, compared to December 31, 1996 is due to additional cash expended in the development of the Company's facility in East Chicago.

                                  LIQUIDITY

As of December 31, 1996, the Company had, in addition to its existing cash on hand, unused convertible loan facilities aggregating approximately $1.2 million. During the reporting quarter, $520,000 of this unused facility was draw down and used to administer and construct the Company's operations. Additionally, $200,000 was raised by a subscription under Regulation S resulting in the issuance of 571,428 shares at $0.35 per share to an offshore entity. The Company believes that it has sufficient working capital, existing, or proposed new facilities available to allow the Company to reach full production and to pay off all trade creditors.

                          STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1997 VS.
                    THREE MONTHS ENDED MARCH 31, 1996

There was no change in "Revenues" compared to the same period a year ago. The company had sales/revenues of $108,945 during the current reporting period but because of the election to capitalize all organization costs during the development stage of the Company, these revenues were offset against the costs capitalized.

 The increase in "operating expenses" is mainly due to litigation expenses and the non-capitalized expenditures of the officers. The Company had adopted the policy of capitalizing all costs associated with the development of its East Chicago facility until the plant reached full production levels. These costs included the development, marketing, installing and testing equipment and administrative activities. Because the officers are involved in matters other than those costs applicable to be capitalized, an increase in the current period's operating expenses has occurred.

Owing to delays and problems with production, the Company has decided to continue, for the first quarter of 1997, its policy of capitalizing costs associated with the commissioning of the plant in East Chicago. For the three month's ended March 31, 1997 these organization costs amounted to $743,521. Management will review this policy on an ongoing basis but has set a target for the second quarter of 1997 to discontinue this policy when the plant is processing steel scrap at an operating level of 1,000 tons per month.

The Company reported a net loss for the three months of $0.014 per weighted average number of shares outstanding compared to a loss of $0.0074 per weighted average number of shares outstanding for the same period the previous year.

During the first three months of 1997, the Company capitalized $61,035 of equipment relating to the recommissioning of the plant at East Chicago.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a)  MR. JACK ALEXANDER AND "MORTON BLUE"
In September, 1994, the Company reached a settlement with a former chairman and chief executive officer of the Company, Jack Alexander, and certain entities related to him, in respect of amounts claimed to be owed to them by the Company on accounts of notes payable, loans and the redemption price of preferred stock. Under the terms of the settlement, Mr. Alexander was to be paid $1.3 million over a period ending May, 1995. The Company has renegotiated several times the terms of payment to Mr. Alexander. At March 31, 1997, the Company owed Mr. Alexander a total of approximately $537,687 regarding this settlement. Mr. Alexander also owned all of the shares of a class of preferred stock which gave Mr. Alexander the right to elect the majority of the board of directors of the Company.

During 1996, Mr. Alexander assigned his interest in the settlement, including the shares of preferred stock to an entity identified as "Morton Blue" (with an address in the British Virgin Islands). During the first quarter of 1997, "Morton Blue" demanded that the Company call a shareholders' meeting at which a majority of the directors are to be elected by the holder of the said shares of preferred stock. The Company does not believe that Mr. Alexander, or his assignee, has the right to call such a meeting (although the holder of such shares of preferred stock may be entitled to designate a majority of the directors).

The Company's convertible debt lenders, under the pledge and security agreement, have the right, should Mr. Alexander or his assignee continue to assert a right to control the Company, to exchange such loans, provided they aggregate at least $2 million in principal amount, for outright ownership of a majority of the common shares of MRI(US). The amount owed to Morton Blue is $537,687 and $524,748 at March 31, 1997 and December 31, 1996,
respectively. The amounts owed to the convertible debt lenders are $2,899,011 and $3,288,010 for the same periods, respectively.

The Company has no ability to settle the amount owed to Morton Blue in cash. Therefore, after extensive negotiations an agreement has now been reached between the Company and Morton Blue to settle the liability and redeem the A Preferred shares. This will occur by the issuance of 2,550,000 shares of the Company's common stock under Regulation S of the Securities and Exchange Commission. This amounts to approximately 21 cents per share. Based on the total number of shares outstanding at March 31, 1997, Morton Blue will hold approximately 9% of the Company's issued share capital.

Completion of this agreement has not yet taken place.

(b)  LEVINE/CLASS ACTION
On November 6, 1995, an action entitled Levine vs. Metal Recovery Technologies, Inc., was filed in the United States District Court of Delaware by a shareholder against the Company and certain present and former directors, alleging breaches of the federal securities laws, by reason of alleged material misrepresentations by the Company and the Company's alleged failure to make timely disclosure relating to its Malvy operations. In November, 1996, the Court certified the proposed class. On October 31, 1996, a second action was commenced by the same plaintiff against the same defendants and others, including a number of brokerage firms and their representatives, alleging a conspiracy to inflate prices at which the shares of the Company's common stock traded during the period specified therein.

Without admitting liability, the Company has reluctantly agreed to settle these actions. This decision was primarily taken to avoid mounting legal costs, to free management from the burdensome time involved in dealing with this matter, and to achieve certainty as to the outcome of the proceedings. The uncertainty of these proceedings has been negatively affecting or delaying potential business transactions by the Company's subsidiary, Metal Recovery Industries (US), Inc.

The agreed settlement is $3.25 million payable as follows:

        -  $500,000 in cash to be paid on October 15, 1997 (the effective date).

        - $550,000, in the form of cash or unrestricted common stock of the Company, to be paid on the effective date. If the Company elects in its sole discretion not to make this payment in the form of cash , the number of shares of unrestricted common stock of the Company necessary to satisfy the obligation of this subparagraph shall be determined by dividing $550,000 by the market price of the Company's common stock. The market price of the Company's common stock will be deemed to be the average of the closing bid prices of that stock during the ten trading days preceding the effective date. Should the effective date not have occurred by October 15, 1997, the Company will deposit into escrow on that date an amount of stock equal to twice its payment obligation. Should the Company's stock thereafter decline by 30% or more from the market price, the escrow agent, as promptly as possible without unduly depressing the price of the Company's stock, will liquidate sufficient shares to yield the sum of $550,000 in cash, whereupon the balance of the shares will be returned to the Company. The funds obtained shall then be held in escrow, bearing interest for the benefit of the class, until the effective date.

        - The Company will pay the remaining $2.2 million in four annual installments in the amount of $550,000, beginning on the first anniversary of the effective date. The Company shall have the option, in its sole discretion, to satisfy all or any portion of the installment payment obligation in the form of cash, shares of unrestricted common stock of the Company, or any combination thereof. If the Company decides not to satisfy the installment payment obligation solely with cash, then the Company shall be obligated to pay in the form of unrestricted common stock of the Company the amount of the installment payment obligation less the amount paid in cash (the "Non-Cash Obligation"). The number of shares of unrestricted common stock of the Company necessary to satisfy the Non-Cash Obligation shall be calculated as follows:
           (a) if the market price of the unrestricted common stock of the Company is less than $1 per share, then the Non-Cash Obligation divided by the market price; (b) if the market price of the unrestricted common stock is equal to or greater than $1, but in no event greater than $1.4545, then the Non-Cash Obligation divided by $1 per share; or (c) if the market price is greater than $1.4545, then the product of the Non-Cash Obligation and
           1.4545 divided by the market price. The market price of the Company's stock will be deemed to be the average of the closing bid prices of that stock during the ten trading days preceding each installment payment date.

Completion of this agreement has not yet taken place.

The Company has made no provisions in the financial statements presented with this filing for either of the legal matters presented above. Upon final signing of these agreements, expected to occur subsequent to the filing of this document, the Company will reflect these settlements in its financial statements.

The Company is involved in other matters of litigation in the normal course of business. Management believes that none of these matters, upon their ultimate resolution, will involve amounts material to the Company's statements.

ITEM 2 - CHANGES IN SECURITIES

The Company did not have any transactions which materially modified the rights of any holders of any class of registered securities

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company has not been involved in any material default in the payment of principal or interest with respect to any indebtedness.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter covered by this report.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 1997.

ITEM 27 - FINANCIAL DATA SCHEDULE

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       METAL RECOVERY TECHNOLOGIES, INC.





                      By:    /s/ Michael S. Lucas
                         ----------------------------------
                         Michael S. Lucas, Chairman and CEO


                       Date:        April 12, 1997
                            -------------------------------





                      By:          /s/ Roy Pearce
                          ------------------------------------
                          Roy Pearce, Chief Financial Officer


                       Date:        April 12, 1997
                            -------------------------------