Form 10-Q
period 1997-06-30
METAL RECOVERY TECHNOLOGIES INC
filed 1997-08-14
CIK 796117

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1935

     FOR THE TRANSITION PERIOD FROM          N/A   to  N/A
                                        -------------------------

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


                               YES  (X)    NO  ( )

Number of shares outstanding of the Registrant's Common Stock as of June 30, 1997: 28,865,938

The Securities and Exchange commission has not approved or disapproved the Form 10-Q, or passed on the accuracy or adequacy or of this report.

TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL DATA

     Item 1 -- Financial Statements:

               Consolidated Balance Sheets
                    as of June 30, 1997 and December 31, 1996                  1

               Consolidated Statement of Operations:
                    for the Three (3) Months ended June 30, 1997 & 1996        3

               Consolidated Statement of Operations:
                    for the Six (6) Months ended June 30, 1997 & 1996          4

               Consolidated Statement of Cash Flows for the Six (6) Months
                    ended June 30, 1997 & 1996                                 5

               Notes to consolidated financial statements                      6


     Item 2 -  Management's discussion and analysis of
               financial condition and results of operations.                  7


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                8

     Item 2 - Changes in Securities                                            9

     Item 3 -- Defaults on Senior Securities                                   9

     Item 4 - Submissions of Matters to a Vote of Security Holders             9

     Item 6 - Exhibits and Reports on Form 8-K                                 9

     Item 27 - Financial Data Schedule                                        11

                        METAL RECOVERY TECHNOLOGIES, INC

                           CONSOLIDATED BALANCE SHEETS
                                      AS OF
                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                                     Jun 30         Dec 31
                                                      1997           1996
                                                     ------         ------
                                                          (Unaudited)
                                                          -----------

ASSETS:
Current Assets:
   Cash & equivalents                           $      5,708   $      6,778
   Accounts Receivable                                 9,213              -
   Inventories                                        62,600         65,370
   Other current assets                                9,137         97,355
                                                ---------------------------


      Total current assets                            86,658        169,503
                                                ---------------------------

Property & equipment:
   Leasehold improvements                            348,255        348,255
   Equipment and Construction-in-progress          2,275,911      2,178,823
   Vehicles                                            8,136         31,062
   Furniture & Fixtures                               33,845         33,845
                                                ---------------------------

Total property and equipment                       2,666,147      2,591,985
Less accumulated depreciation, depletion
      and amortization                                     -              -
                                                ---------------------------

         Net property & equipment                  2,666,147      2,591,985
                                                ---------------------------
Other assets:
   Concessions, rights, patents, goodwill         12,905,749     12,905,749
   Organization costs                              3,650,999      2,112,367
   Other assets                                       26,122         53,400
                                                ---------------------------

      Total other assets                          16,582,870     15,071,516
                                                ---------------------------

      TOTAL ASSETS                              $ 19,335,675   $ 17,833,004
                                                ---------------------------
                                                ---------------------------

                        METAL RECOVERY TECHNOLOGIES, INC

                                                   Jun 30           Dec 31
                                                    1997             1996
                                                   ------           ------
                                                         (Unaudited)
                                                         -----------

LIABILITIES:
Current liabilities:
   Current maturities of long-term
    indebtedness                                $  1,054,128   $      4,580
   Notes payable                                      36,972         49,894
   Accounts payable                                2,619,905      1,503,991
   Due to Former officer & director                        -         55,098
   Convertible loans                               3,108,345      3,288,010
                                                ---------------------------
      Total current liabilities                    6,819,350      4,901,573
                                                ---------------------------

Long-term liabilities:
   DOE Grant                                         505,000        505,000
   Legal settlement (See Item 1(b) in Part II)     2,200,000              -
   Capital lease                                       2,400          4,182
                                                ---------------------------

      Total long-term liabilities                  2,707,400        509,182
                                                ---------------------------

      TOTAL LIABILITIES                            9,526,750      5,410,755
                                                ---------------------------

STOCKHOLDERS' EQUITY:
   "Series A" Preferred stock, $10 par value;
      100,000 shares authorized; zero
      and 46,965 shares outstanding at
      June 30, 1997 and December 31,1996,
      respectively                                         -        469,650
   "Series B" Preferred stock, $10 par value
      2,500,000 shares authorized, 21,375
      shares outstanding                              44,373         44,373
   Common stock, par value of $.001;
      100,000,000 shares authorized; 28,865,938
      and 20,707,597 issued and outstanding at
      June 30, 1997 and December 31, 1996,
      respectively                                    28,865         20,707
   Additional paid-in capital                     64,098,158     62,355,161
   Retained deficit                              (54,362,471)   (50,467,642)
                                                ---------------------------

      TOTAL STOCKHOLDERS' EQUITY                   9,808,925     12,422,249
                                                ---------------------------

      TOTAL LIABILITIES & STOCKHOLDERS'
       EQUITY                                   $ 19,335,675   $ 17,833,004
                                                ---------------------------
                                                ---------------------------


      SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                        METAL RECOVERY TECHNOLOGIES, INC

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     FOR THE
                   THREE (3) MONTHS ENDED JUNE 30, 1997 & 1996


                                                   Jun 30           Jun 30
                                                    1997             1996
                                                   ------           ------
                                                         (Unaudited)
                                                         -----------

Sales (see Part I, Item 2,
   "Statement of Operations")                   $          -   $          -
Cost of sales                                              -              -
                                                ---------------------------

   Gross profit                                            -              -
                                                ---------------------------

Operating expenses:
         Total operating expenses                    305,188         57,756
                                                ---------------------------

         Loss from operations                       (305,188)       (57,756)
                                                ---------------------------

Non operating income (expense):
   Legal settlement (see Item 1(b)
    in Part II)                                   (3,250,000)             -
   Interest expense                                  (13,442)       (13,750)
                                                ---------------------------

         Total non operating expense              (3,263,442)       (13,750)
                                                ---------------------------

      Net loss                                  $ (3,568,630)  $    (71,506)
                                                ---------------------------
                                                ---------------------------

Weighted average number of
   Common shares outstanding                      26,567,879     14,709,653

   Loss per share                               $    (0.1343)  $    (0.0048)


      SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                        METAL RECOVERY TECHNOLOGIES, INC

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     FOR THE
                    SIX (6) MONTHS ENDED JUNE 30, 1997 & 1996


                                                   Jun 30          Jun 30
                                                    1997            1996
                                                   ------          ------
                                                        (Unaudited)
                                                        -----------

Sales (see Part I, Item 2,
   "Statement of Operations")                   $          -   $          -
Cost of sales                                              -              -
                                                ---------------------------

   Gross profit                                            -              -
                                                ---------------------------

Operating expenses:
   Selling, general & administrative                 618,448        146,434
                                                ---------------------------

         Total operating expenses                    618,448        146,434
                                                ---------------------------

         Loss from operations                       (618,448)      (146,434)
                                                ---------------------------

Non operating income (expense):
   Legal settlement (see Item 1(b) in Part II)    (3,250,000)             -
   Interest expense                                  (26,381)       (27,500)
                                                ---------------------------

         Total non operating expense              (3,276,381)       (27,500)
                                                ---------------------------

      Net loss                                  $ (3,894,829)  $   (173,934)
                                                ---------------------------
                                                ---------------------------

Weighted average number of
   Common shares outstanding                      24,908,741     14,237,153

   Loss per share                               $    (0.1564)  $    (0.0122)


      SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                        METAL RECOVERY TECHNOLOGIES, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE
                    SIX (6) MONTHS ENDED JUNE 30, 1997 & 1996

                                                                      Jun 30          Jun 30
                                                                       1997            1996
                                                                      ------          ------
                                                                           (Unaudited)
                                                                           -----------
CASH FLOWS PROVIDED BY (USED FOR)
    OPERATIONS:

    Net loss                                                        $ (3,894,829)  $   (173,934)
    Net changes in current assets
        and liabilities excluding
        long-term indebtedness                                         1,142,591       (121,064)
                                                                    ---------------------------

        NET CASH USED BY OPERATING ACTIVITIES                         (2,752,238)      (294,998)
                                                                    ---------------------------

CASH FLOWS PROVIDED BY (USED FOR)
    INVESTMENT ACTIVITIES:

    Net changes to plant & equipment                                     (74,162)      (927,029)
    Additions, deletions to Organization costs                        (1,538,632)             -
    Decrease in Other assets                                              27,278              -
                                                                    ---------------------------

        NET CASH USED BY INVESTING ACTIVITIES                         (1,585,516)      (927,029)
                                                                    ---------------------------

CASH FLOWS PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES:

    Increase in long-term debt                                         3,247,766              -
    Increase (decrease) in convertible debt                             (179,665)       431,384
    Decrease in notes payable                                            (12,922)       (68,500)
    Redemption of "Series A" Preferred Stock                            (469,650)             -
    Issued Common stock                                                    8,158          2,835
    Received from Additional Paid-in Capital                           1,742,997        930,733
                                                                    ---------------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                      4,336,684      1,296,452
                                                                    ---------------------------

        Increase (decrease) in cash                                       (1,070)        74,425
        Cash & equivalents at beginning of year                            6,778        200,855
                                                                    ---------------------------

        CASH & EQUIVALENTS AT JUNE 30, 1997 & 1996                  $      5,708    $   275,280
                                                                    ---------------------------
                                                                    ---------------------------

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

(c)  INVENTORIES
Inventories consist of zinc bearing solutions, other chemicals and scrap steel at the company's plant in East Chicago, Indiana.

(d)  ORGANIZATION COSTS
The company has elected to continue its practice of capitalizing all of its expenses associated with the raising of capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment, and certain other administrative activities through the second quarter of 1997.

(e)  DEPRECIATION AND AMORTIZATION
Metal Recovery Industries (US), Inc. is in the developmental stage and therefore no depreciation nor amortization was taken in the accounting periods shown in this report.

(f)  CONVERTIBLE LOANS
Continued operations have, and will (see "Liquidity" below), require loans from various entities. During 1995, 1996 and 1997 MRTI issued convertible debt in exchange for funds used to administer and construct its operations. As of June 30, 1997, this indebtedness was $2,814,409, plus accrued interest of $293,936, for a total amount payable of $3,108,345. Loans with principal balances amounting to $2,699,409 are exercisable at rates ranging from 25 to 43.33 per share, at various times, contain anti-dilution provisions, and are secured, pro rata, by liens on the shares of MRI(US), as well as its assets.



                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED FINANCIAL CONDITION AND STATEMENT OF OPERATIONS

                               FINANCIAL CONDITION

The increase in property and equipment and other assets at June 30, 1997, compared to December 31, 1996 is due to additional cash expended in the development of the Company's facility in East Chicago.

                                    LIQUIDITY

As of December 31, 1996, the Company had, in addition to its existing cash on hand, unused convertible loan facilities aggregating approximately $1.7 million. During the first quarter of this year, $520,000 of this unused facility was drawn down and used to administer and construct the Company's operations. At June 30, 1997, the Company had unused convertible loan facilities of $1.2 million, however, there have been ongoing negotiations with lenders over conversion terms owing to the weakness in the Company's share price which has meant delays in receiving funds. The Company believes it can resolve these difficulties and that it will have sufficient working capital, existing, or proposed new facilities available to allow the Company to reach full production and to pay off trade creditors.

During the current reporting period, two additional convertible loans of $100,000 each were entered into with two offshore entities. Both loans are convertible at any time prior to December 31, 1997, into common shares of the Company under Regulation S at varying conversion prices.

An additional $100,000 was raised during the reporting quarter under a subscription agreement resulting in the issuance of 500,000 shares at $0.20 per share.

During the prior reporting period, $200,000 was raised by a subscription agreement under Regulation S resulting in the initial issuance of 571,428 shares at $0.35 per share to an offshore entity. The amount of shares issued under this agreement was based however on the lower of $0.35 per share or a 30% reduction of the closing bid price of the Company's common stock on March 3, 1997. This resulted in the issuance of an additional 180,451 shares during the current reporting period for a per share price of $0.266.


                            STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED JUNE 30, 1997 VS.
                         SIX MONTHS ENDED JUNE 30, 1996

There was no change in "Revenues" compared to the same period a year ago. The company had sales/revenues of $108,945 during the first quarter and $207,801 during the second quarter of 1997, but because of the election to capitalize all organization costs during the development stage of the Company, these revenues were offset against the costs capitalized.

The increase in "operating expenses" is mainly due to litigation expenses, the non-capitalized expenditures of the officers, and the costs associated with public relation activities. The Company had adopted the policy of capitalizing all costs associated with the development of its East Chicago facility until the plant reached full production levels. These costs included the development, marketing, installing and testing equipment and administrative activities. Because the officers are involved in matters other than those costs applicable to be capitalized, an increase in the current period's operating expenses has occurred.

Owing to delays and problems with production, the Company has continued, for the first and second quarter of 1997, its policy of capitalizing costs associated with the commissioning of the plant in East Chicago, Indiana. For the quarter ended March 31, 1997 and the quarter ended June 30, 1997, the costs associated with capitalized equipment and organization costs amounted to $804,556 and $808,238, respectively. Management will continually review this policy but has set a target for the first quarter of 1998 to discontinue this policy when the plant is processing steel scrap on an operational basis.

The Company reported a net loss for the six months of $0.1564 per weighted average number of shares outstanding compared to a loss of $0.0122 per weighted average number of shares outstanding for the same period the previous year. Besides the increased operating expenses from the previous year, the Company settled a lawsuit in the amount of $3,250,000 which is reflected in the current operating period's Income Statement. Details concerning this lawsuit are found in Part II, Item 1(b).

During the reporting period, the Company announced that the results of an internal production review showed that an additional investment of $2,000,000 would be necessary to achieve a monthly production target of 9,000 tons of scrap, and that the East Chicago, Indiana facility can become profitable as soon as production reaches 45% of capacity. The ability to produce high quality black scrap and marketable zinc products has been demonstrated by the existing facility but the need to optimize the current facility while continuing to produce creates operational difficulties. Accordingly, the Company has scaled back its operations with the intention of making some major operational and processing additions and improvements to its plant operating equipment. These improvements will last approximately four to five months, once they are commenced. During this retrofit and capacity expansion the plant will have little to no operating activity while major equipment installation or renovation occurs.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a)  MR. JACK ALEXANDER AND "MORTON BLUE"
In September, 1994, the Company reached a settlement with a former chairman and chief executive officer of the Company, Jack Alexander, and certain entities related to him, in respect of amounts claimed to be owed to them by the Company on accounts of notes payable, loans and the redemption price of preferred stock. Under the terms of the settlement, Mr. Alexander was to be paid $1.3 million over a period ending May, 1995. The Company had re-negotiated the terms of payment to Mr. Alexander several times. At the time of the final settlement the Company owed Mr. Alexander a total of approximately $551,129. Mr. Alexander also owned all of the shares of a class of preferred stock which gave Mr. Alexander the right to elect the majority of the board of directors of the Company.

During 1996, Mr. Alexander assigned his interest in the settlement, including the shares of preferred stock to an entity identified as "Morton Blue" (with an address in the British Virgin Islands). The Company, having no ability to settle the amount owed to Morton Blue in cash, negotiated an agreement with Morton Blue to settle the liability and redeem the "Series A" Preferred shares. This occurred by the issuance of 2,550,000 shares of the Company's common stock under Regulation S of the Securities and Exchange Commission. Based on this settlement, Morton Blue holds 8.8% of the total number of shares outstanding at June 30, 1997.

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

The agreed settlement, which was finalized during the current reporting period, is $3.25 million. The payment terms are over a four year period, are detailed in the Form 10-Q for the period ended March 31, 1997, and are hereby incorporated by reference. The Company has reflected the provisions of these agreements in the financial statements presented herein.

The Company is involved in other matters of litigation in the normal course of business. Management believes that none of these matters, upon their ultimate resolution, will involve amounts material to the Company's statements.

ITEM 2 - CHANGES IN SECURITIES
During the current reporting period, the Company redeemed all of its outstanding "A Series" preferred stock. The holders of the "A Series" preferred stock had the right to elect the Board of Directors. The redemption of this class of stock materially modified the rights of the holders of the remaining classes of registered securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
The Company has not been involved in any material default in the payment of principal or interest with respect to any senior indebtedness.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter covered by this report.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
During the current reporting period the Company filed two reports on Form 8-K, which are hereby incorporated by reference.

ITEM 27 - FINANCIAL DATA SCHEDULE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              METAL RECOVERY TECHNOLOGIES, INC.




                                        \s\ Michael S. Lucas
                              By:
                                  ------------------------------------
                                  Michael S. Lucas, Chairman and CEO


                              Date:     August 8, 1997
                                   -----------------------------------




                                        \s\ Roy Pearce
                              By:
                                  ------------------------------------
                                  Roy Pearce, Chief Financial Officer


                              Date:     August 8, 1997
                                   -----------------------------------