Form 10-Q
period 1997-09-30
METAL RECOVERY TECHNOLOGIES INC
filed 1997-11-04
CIK 796117

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1935

         FOR THE TRANSITION PERIOD FROM              N/A       to      N/A
                                                     ----------------------

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


                                 Yes (X) No ( )

Number of shares outstanding of the Registrant's Common Stock as of September 30, 1997: 32,171,665

The Securities and Exchange commission has not approved or disapproved the Form 10-Q, or passed on the accuracy or adequacy or of this report.

TABLE OF CONTENTS

                                                                            PAGE
PART I - Financial Data

         Item 1 -- Financial Statements:

          Consolidated Balance Sheets
               as of September 30, 1997 and December 31,1996                   1

          Consolidated Statement of Operations:
               for the Three (3) Months ended September 30, 1997 & 1996        3

          Consolidated Statement of Operations:
               for the Nine (9) Months ended September 30, 1997 & 1996         4

          Consolidated Statement of Cash Flows for the Nine(9) Months
               ended September 30, 1997 & 1996                                 5

          Notes to consolidated financial statements                           6


         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations.               7


PART II - Other Information

         Item 1 - Legal Proceedings                                            8

         Item 2 - Changes in Securities                                        9

         Item 3 -- Defaults on Senior Securities                               9

         Item 4 - Submissions of Matters to a Vote of Security Holders         9

         Item 6 - Exhibits and Reports on Form 8-K                             9

         Item 27 - Financial Data Schedule                                    11

                        METAL RECOVERY TECHNOLOGIES, INC

                           Consolidated Balance Sheets
                                      as of
                    September 30, 1997 and December 31, 1996


                                                    Sep 30        Dec 31
                                                     1997          1996
                                                        (Unaudited)

ASSETS:
Current Assets:
      Cash & equivalents ...................   $    11,551   $     6,778
      Accounts Receivable ..................          --            --
      Inventories ..........................        18,372        65,370
      Other current assets .................          --          97,355
                                               -----------   -----------

            Total current assets ...........        29,923       169,503
                                               -----------   -----------

 Property & equipment:
      Leasehold improvements ...............       348,255       348,255
      Equipment and Construction in-progress     2,245,395     2,178,823
      Vehicles .............................         8,136        31,062
      Furniture & Fixtures .................        33,845        33,845
                                               -----------   -----------

Total property and equipment ...............     2,635,631     2,591,985
Less accumulated depreciation, depletion
            and amortization ...............          --            --
                                               -----------   -----------

            Net property & equipment .......     2,635,631     2,591,985
                                               -----------   -----------

Other assets:
      Concessions, rights, patents, goodwill    12,905,749    12,905,749
      Organization costs ...................     4,395,791     2,112,367
      Other assets .........................        14,400        53,400
                                               -----------   -----------

            Total other assets .............    17,315,940    15,071,516
                                               -----------   -----------

             TOTAL ASSETS ..................   $19,981,494   $17,833,004
                                               -----------   -----------

                        METAL RECOVERY TECHNOLOGIES, INC

                     Consolidated Balance Sheets - continued

                                                             Sep 30          Dec 31
                                                              1997            1996
                                                                   (Unaudited)
LIABILITIES:
Current liabilities:
      Current maturities of long-term indebtedness .   $  1,050,000    $      4,580
      [Legal Settlement]
      Notes payable ................................         37,943          49,894
      Accounts payable .............................      3,097,249       1,503,991
      Due to former officer & director .............           --            55,098
      Convertible loans ............................      3,213,532       3,288,010
                                                       ------------    ------------

            Total current liabilities ..............      7,398,724       4,901,573
                                                       ------------    ------------

Long-term liabilities:
      DOE Grant ....................................        505,000         505,000
      Legal settlement (See Part II, Item 1(b)) ....      2,200,000            --
      Capital lease ................................           --             4,182
                                                       ------------    ------------

            Total long-term liabilities ............      2,705,000         509,182
                                                       ------------    ------------

            TOTAL LIABILITIES ......................     10,103,724       5,410,755
                                                       ------------    ------------

STOCKHOLDERS' EQUITY:
      "Series A" Preferred stock, $10 par value
            100,000 shares authorized 46,965
            shares outstanding at December 31, 1996            --           469,650
      "Series B" Preferred stock, $10 par value
            2,500,000 shares authorized, 21,375
            shares outstanding .....................         44,373          44,373
      Commonstock, par value of $.001;
            100,000shares authorized; 32,171,665
            and 20,707,597 issued and
            outstanding at September 30, ...........         32,172          20,707
            1997 and December 31, 1996, respectively
      Additional paid-in capital ...................     64,371,599      62,355,161
      Retained deficit .............................    (54,570,374)    (50,467,642)
                                                       ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY ...................      9,877,770      12,422,249
                                                       ------------    ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....   $ 19,981,494    $ 17,833,004
                                                       ============    ============
                                                                                                                         ===========


      See accompanying notes which are an integral part of these statements


                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statement of Operations
                                     for the
                Three (3) Months ended September 30, 1997 & 1996

                                                              Sep 30          Sep 30
                                                               1997            1996
                                                                    (Unaudited)

Sales (See Part I, Item 2, "Statement of Operations")   $       --      $       --
Cost of sales                                                   --              --
                                                        ------------    ------------

      Gross profit ..................................           --              --
                                                        ------------    ------------

Operating expenses:
      Selling, general & administrative .............        207,904          70,421
                                                        ------------    ------------

            Total operating expenses ................        207,904          70,421
                                                        ------------    ------------

            Loss from operations ....................       (207,904)        (70,421)
                                                        ------------    ------------

Non operating income (expense):
      Interest expense ..............................           --           (20,350)
                                                        ------------    ------------

            Total non operating expense .............           --           (20,350)
                                                        ------------    ------------

            Net loss ................................   $   (207,904)   $    (90,771)
                                                        ============    ============

Weighted average number of
      Common shares outstanding .....................     29,764,050      14,758,319

      (Loss) per share ..............................   $    (0.0069)   $    (0.0061)


      See accompanying notes which are an integral part of these statements


                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statement of Operations
                                     for the
                 Nine (9) Months ended September 30, 1997 & 1996

                                                            Sep 30         Sep 30
                                                             1997           1996
                                                                 (Unaudited)

Sales (See Part I, Item 2,"Statement of Operations")   $      --      $      --
Cost of sales ......................................          --             --
                                                       -----------    -----------

      Gross profit .................................          --             --
                                                       -----------    -----------

Operating expenses:
      Selling, general & administrative ............       826,351        222,218
                                                       -----------    -----------

            Total operating expenses ...............       826,351        222,218
                                                       -----------    -----------

            Loss from operations ...................      (826,351)      (222,218)
                                                       -----------    -----------

Non operating income (expense):
      Legal settlement (see Part II, Item 1) .......    (3,250,000)          --
      Interest expense .............................       (26,381)       (47,850)
                                                       -----------    -----------

            Total non operating expense ............    (3,276,381)       (47,850)
                                                       -----------    -----------

            Net loss ...............................   $(4,102,732)   $  (270,068)
                                                       ===========    ===========

Weighted average number of
      Common shares outstanding                       26,527,177      14,410,875

      (Loss) per share                             $    (0.1547)   $    (0.0187)


      See accompanying notes which are an integral part of these statements


                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statements of Cash Flows
                                     for the
                 Nine (9) Months ended September 30, 1997 & 1996

                                                                Sep 30            Sep 30
                                                                 1997              1996
                                                                       (Unaudited)

Cash flows provided by (used for)
      operations:

      Net loss ............................................   $(4,102,732)   $  (270,068)
      Net changes in current assets and liabilities
            excluding long-term indebtedness ..............     1,596,084        995,946
                                                              -----------    -----------

            Net cash provided by (used for)
               operating activities .......................    (2,506,648)       725,878
                                                              -----------    -----------

Cash flows provided by (used for)
      investment activities:

      Increase in Plant & equipment and
            additions to Organization costs ...............    (2,327,070)    (1,971,839)
      Decrease in Other assets ............................        39,000           --
                                                              -----------    -----------

            Net cash used by investing activities .........    (2,288,070)    (1,971,839)
                                                              -----------    -----------

Cash flows provided by (used for)
      financing activities:

      Increase in long term debt ..........................     3,241,238           --
      Issued common stock .................................        11,465          3,899
      Redemption of "Series A" preferred shares ...........      (469,650)          --
      Received from additional paid-in capital ............     2,016,438      1,245,170
                                                              -----------    -----------

            Net cash provided by financing activities .....     4,799,491      1,249,069
                                                              -----------    -----------

            Increase (decrease) in cash ...................         4,773          3,108
            Cash & equivalents at beginning of year .......         6,778        200,855
                                                              -----------    -----------

            Cash & equivalents at September 30, 1997 & 1996   $    11,551    $   203,963
                                                              ===========    ===========


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

(c)  INVENTORIES
Inventories consist of scrap steel, zinc bearing solutions and other chemicals at the company's plant in East Chicago, Indiana.

(d)  ORGANIZATION COSTS
The company has elected to continue its practice of capitalizing all of its expenses associated with the raising of capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment, and certain other administrative activities through the third quarter of 1997.

(e) DEPRECIATION AND AMORTIZATION
Metal Recovery Industries (US), Inc. is in the developmental stage and therefore no depreciation nor amortization was taken in the accounting periods shown in this report.

(f)  CONVERTIBLE LOANS
Continued operations have, and will (see "Liquidity" below), require loans from various entities. During 1995, 1996 and 1997 MRTI issued convertible debt in exchange for funds used to administer and construct its operations. As of September 30, 1997, this indebtedness was $2,851,360, plus accrued interest of $362,172, for a total amount payable of $3,213,532. These loans are exercisable at various rates and at various times, and contain anti-dilution provisions, and are secured, pro rata, by liens on the shares of MRI(US), as well as its assets.



                         PART I - Financial Information
                                     ITEM 2
                     Management's Discussion and Analysis of
          Consolidated Financial Condition and Statement of Operations

                               FINANCIAL CONDITION

The increase in property and equipment and other assets at September 30, 1997, compared to December 31, 1996 is due to additional cash expended in the development of the Company's facility in East Chicago.

                                    LIQUIDITY

At June 30, 1997, the Company had unused convertible loan facilities of $1.1 million, however, there have been ongoing negotiations with lenders over conversion terms owing to the weakness in the Company's share price which has meant delays in receiving funds. The Company believes it can resolve these difficulties and is working diligently to do so. Without additional funding, the Company will not have sufficient working capital available to allow the Company to reach full production and to pay off trade creditors.

During the current reporting period, loans totaling $275,000, plus commissions, were converted into 3,305,727 shares of the Company's common stock.

During the current reporting period, the Company entered into an agreement with Olympic Continental Resources, LLC (OCR). OCR is a joint venture between Olympic Steel, Inc. (NASDAQ:ZEUS), Atlas, Inc., and Uwe Schmidt (OCR's president). This five year exclusive purchase/buying agreement will provide up to $3,000,000 in credit towards the future purchase of scrap. In addition OCR will provide a comprehensive range of support and services. The Company is also negotiating with OCR regarding the Company's current financing needs for the East Chicago and other facilities. The details of the OCR agreement are shown in the Company's Form 8-K filing dated September 17, 1997 which is incorporated by reference herein.

Subsequent to this reporting period, but prior to the filing of this document, 4,454,168 shares of common stock were issued as a conversion of $495,200 of debt to equity.


                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 VS.
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

There was no change in "Revenues" compared to the same period a year ago. The company had sales/revenues of $352,585 during the first three quarters of 1997, but because of the election to capitalize all organization costs during the development stage of the Company, these revenues were offset against the costs capitalized.

The increase in year to date "operating expenses" is mainly due to litigation expenses, the non-capitalized expenditures of the officers, and the costs associated with public relation activities. The Company has adopted the policy of capitalizing all costs associated with the development of its East Chicago facility until the plant reached full production levels. These costs include the development, marketing, installing and testing of equipment and administrative activities. Because the officers are involved in matters other than those costs applicable to be capitalized, an increase in the operating expenses has occurred. Owing to delays and problems with production, the Company has continued, for all of 1997, its policy of capitalizing costs associated with the commissioning of the plant in East Chicago, Indiana. For the quarters ended March 31, June 30, and September 30, 1997 the costs associated with capitalized equipment and organization costs amounted to $804,556, $808,238, and $714,276, respectively. Management will continually review this policy but has set a target for the first quarter of 1998 to discontinue this policy when the plant is processing steel scrap on an operational basis.

The Company reported a net loss for the nine months of $0.1547 per weighted average number of shares outstanding compared to a loss of $0.0187 per weighted average number of shares outstanding for the same period the previous year. Besides the increased operating expenses from the previous year, the Company settled a lawsuit in the amount of $3,250,000 which is reflected in the nine month Income Statement. Details concerning this lawsuit are found in Part II,
Item 1. The loss per share excluding the lawsuit settlement would have been $0.0321 per share.

During the prior reporting period, the Company announced that the results of an internal production review showed that an additional investment of $2,000,000 would be necessary to achieve a monthly production target of 9,000 tons of scrap, and that the East Chicago, Indiana facility can become profitable as soon as production reaches 45% of capacity. The ability to produce high quality black scrap and marketable zinc products has been demonstrated by the existing facility but the need to optimize the current facility while continuing to produce creates operational difficulties. Accordingly, the Company has scaled back its operations with the intention of making some major operational and processing additions and improvements to its plant operating equipment. These improvements will last approximately four to five additional months, once they are commenced. During this retrofit and capacity expansion the plant will have little to no operating activity while major equipment installation or renovation occurs. The lack of liquidity has hindered the progress of these improvements and caused continued delays in progressing as planned.


                           PART II - Other Information

ITEM 1 - LEGAL PROCEEDINGS
(a) LEVINE/CLASS ACTION
On November 6, 1995, an action entitled Levine vs. Metal Recovery Technologies, Inc., was filed in the United States District Court of Delaware by a shareholder against the Company and certain present and former directors, alleging breaches of the federal securities laws, by reason of alleged material misrepresentations by the Company and the Company's alleged failure to make timely disclosure relating to its Malvy operations. In November, 1996, the Court certified the proposed class. On October 31, 1996, a second action was commenced by the same plaintiff against the same defendants and others, including a number of brokerage firms and their representatives, alleging a conspiracy to inflate prices at which the shares of the Company's common stock traded during the period specified therein. The Company has vigorously denied the allegations.

Without admitting liability, the Company has reluctantly agreed to settle these actions. This decision was taken to avoid mounting legal costs, to free management from the burdensome time involved in dealing with this matter, and to achieve certainty as to the outcome of the proceedings. The uncertainty of these proceedings has been negatively affecting or delaying potential business transactions, including new financing arrangements by the Company and its subsidiary, Metal Recovery Industries (US), Inc.

The agreed settlement, which was finalized during the prior reporting period, was for $3.25 million. The payment terms were over a four year period as detailed in the Form 10-Q for the period ended March 31, 1997, and are hereby incorporated by reference. The Company has reflected the provisions of these agreements in the financial statements presented herein.

The Company has not made the initial payment negotiated in the agreement and is currently renegotiating the terms and conditions originally agreed upon.

(b) OTHER LITIGATION

The Company is involved in other matters of litigation related to outstanding balances with creditors and in the normal course of business. Management believes that none of these matters, upon their ultimate resolution, will involve amounts material to the Company's statements.

ITEM 2 - CHANGES IN SECURITIES
During the prior reporting period, the Company redeemed all of its outstanding "A Series" preferred stock. The holders of the "A Series" preferred stock had the right to elect the Board of Directors. The redemption of this class of stock improved the rights of the holders of the remaining classes of registered securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
As of September 30, 1997, the Company was not involved in any material default in the payment of principal or interest with respect to any senior indebtedness.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter covered by this report.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K During the current reporting period the Company filed two reports on Form 8-K, which are hereby incorporated by reference. (Note: a third 8-K submission was made in error on July 3, 1997 - this transaction was re-filed October 14, 1997)

ITEM 27 - FINANCIAL DATA SCHEDULE

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Metal Recovery Technologies, Inc.


                              \s\ Michael S. Lucas
                      By: ________________________________
                       Michael S. Lucas, Chairman and CEO


                     Date: _______October XX, 1997_________



                                 \s\ Roy Pearce
                      By: _________________________________
                       Roy Pearce, Chief Financial Officer


                     Date: _______October XX, 1997_________