Form 10-K
period 1996-12-31
METAL RECOVERY TECHNOLOGIES INC
filed 1998-04-22
CIK 796117

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1935

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

          Securities Registered Pursuant to Section 12 (b) of the Act:
                                                       Name of each exchange
             Title of each class                       on which registered
             -------------------                       -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] The mid-market value of the voting stock held by non-affiliates of the Registrant as of April 21, 1998 is $5,374,670 Number of shares outstanding of the Registrant's Common Stock as of December 31, 1997 is 38,390,501.
Exhibit Index begins on page 17.

                                     PART 1
ITEM 1.  BUSINESS

CURRENT OPERATIONS
------------------
Metal Recovery Technologies, Inc., a Delaware Corporation, (formerly Malvy Technology, Inc.), hereafter "the Company" or "MRTI", acquired its wholly owned subsidiary, Metal Recovery Industries (US), Inc., hereafter "MRI(US)", in April 1995. MRI(US) is engaged in the development of the first commercially viable means of recovering the zinc coating from steel scrap through a dezincing process. Over the last 17 years, the steel industry has seen a rapid increase in the world wide use of galvanized (zinc coated) steel, especially in the automotive and appliance industries. This increase has created a new problem in the industry - an ever increasing amount of galvanized steel scrap. The presence of zinc in the steel scrap supply creates problems in the melting and casting of new steel and an environmental issue to clean or dispose of zinc laden dusts.

Since the acquisition, MRTI has been involved in the re-commissioning of the MRI(US) plant in East Chicago, Indiana. The East Chicago Plant began test production runs in October 1996. MRTI considered these operations as developmental and, through the end of 1996 and 1997, capitalized all of its expenditures related to putting the plant into regular production.

The application of zinc to steel to inhibit corrosion has created a rapidly growing market for zinc over the last two decades. Current world consumption of zinc is approximately 7,000,000 tons per year, half of which is used to protect steel.

By far the largest market for galvanized steel scrap is the automotive industry. Through obsolescence, recycling and the production of prompt scrap from the auto stamping processes, there is now a rapidly increasing amount of galvanized steel scrap. This causes problems for the steel mills and foundries, which have a need for clean black (non-coated) scrap to avoid problems environmentally due to difficult air or water emissions with zinc coated scrap.

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

In the early part of 1997 the Company successfully dezinced 1,700 tons of scrap resulting in sales / revenues of approximately $353,000. However, the East Chicago plant suffered frequent breakdowns and long periods out of production.

In April 1997, Leon Lohman was appointed Vice President of engineering and production and he determined along with the assistance of SSOE .(a leading A & E partnership) that the technology was proven but the plant was under engineered.

The scrap that was dezinced was sold to one of the U.S.'s leading foundries at a premium price to normal scrap proving the added value performance of the technology and the zinc that was produced also met specification although due to the lack of appropriate equipment was heavily oxidized.

Following the results of an internal production review the company determined that an additional investment of circa $2,000,000 would be necessary to achieve an annual production target of 110,000 tons of scrap. The ability to produce high quality black scrap and marketable zinc products has been demonstrated by the existing facility but the need to optimize the current facility while continuing to produce created operational difficulties. Accordingly, the company curtailed its operations with the intention of making major operational and processing additions and improvements to its plant operating equipment. These improvements will last approximately four to five additional months, once they are commenced.

The disappointments concerning production created significant financial problems. Existing lenders were reluctant to commit substantial further funds and it was difficult to find new sources of financing. However, in March 1998, the Company entered into a conditional agreement with Zinc Investments Inc. to provide in stages the sum of $3,000,000 to finance the engineering upgrade at East Chicago. It is hoped that this financing will become unconditional before the end of April, 1998.

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

The degree to which the Company's process is protected by patents is also uncertain, although the company's U.S patent application was approved in January 1998. Accordingly, even if successful, the Company's technology may be subject to appropriation by competition from third parties, having significantly greater financial resources.

To date, the Company has obtained the majority of its raw materials directly from an auto manufacturer. The Company has also obtained materials from other local broker sources. The Company believes that at such time as the Company's facility is fully operational, there will be substantial competition among scrap brokers, metals and mining companies and manufacturers of galvanized steel product both to provide scrap for dezincing and to purchase both recovered zinc, in powder and ingot form, and clean "black" scrap. However, there can be no assurance as to the terms and conditions upon which scrap can be purchased or, recovered zinc or "black" scrap sold, or whether the Company's operations will necessarily be profitable.

FINANCING OF BUSINESS
---------------------
The MRI(US) process has been developed in cooperation with the Argonne National Laboratory ("Argonne") and the US Department of Energy("DOE"). The DOE helped provide some of the initial capital required for the development of the MRI(US) process. Since June 1, 1992, the DOE has made available a total of $1,141,411 for research and development respecting the dezincification technology being developed by MRI(US).

The original collaborative research and development contract estimated a contribution of $1.4 million from the DOE. The funds have been provided to Argonne and have been expended, both by MRI(US) and Argonne, on research and development of the dezincing technology. Further funds will require a new application by the Company at such time as the Company is capable of putting such funds to immediate appropriate use. Based upon the Memorandum of Understanding entered into between the DOE and MRI(US), the Company has a contingent repayment obligation, equal to 150% of the government's total payments to the project, which arises if and when the technology developed becomes commercially feasible. The payments must be made out of the percentage of future net royalty payments received by the Company from the exploitation of the technology, if successful.

Development of the dezincing technology to the point of full commercial application will require substantial funds in addition to those made available through DOE.

The Company has had no ability to arrange bank financing and has therefore, had to arrange convertible term loans with a number of private overseas venture capital investment companies.

As of December 31, 1997, the Company had outstanding the following loan facilities, having the balances, set forth below; the aggregate balance of these loans was $3,285,794. Each loan, at the option of the lender, is convertible into common stock of the Company. Interest is payable at the rate of 10% per annum; the Company has the option to capitalize the interest (which becomes convertible into additional shares).

Lender                                                       Outstanding Balance

Sundorne  Holding SA loan  convertible into 9,772,263                    781,781
shares of common stock

Plenbrick Ltd loan  convertible into 8,263,175 shares                    661,054
of common stock

Anthemis Ltd loan  convertible  into 1,295,675 shares                    103,654
of common stock

Pangea Ltd loan  convertible into 6,935,287 shares of                    554,823
common stock

Quested Ltd loan  convertible  into 6,802,538  shares                    544,203
of common stock

Dorrrance Ltd loan  convertible into 6,584,925 shares                    526,794
of common stock

Garcia Ltd loan  convertible  into 481,062  shares of                     38,485
common stock

Accounting   Services  Ltd  loan   convertible   into                     75,000
1,416,668 shares of common stock

                                                                       3,285,794
                                                                       =========

The number of common shares into which such loans are convertible is subject to adjustment pursuant to anti-dilution provisions. During 1996, the Company, and MRI(US), at the insistence of lenders whose loans were then outstanding, as a condition to the extension of the maturity of such loans and the waiving of certain defaults thereunder, entered into a pledge and security agreement with Plenbrick, Ltd., for itself, and as agent for the other existing lenders, whereby the loans then outstanding would, together with future loans made with the approval of a majority in interest of the lenders, be secured by a blanket lien upon, and security interest in, the assets and shares, of the Company and MRI(US). The lenders also have the right, under certain contingencies, to exchange loans for a majority interest in MRI(US). At the present time, the loans described here have been extended so far to mature on June 30, 1998. Since December 31, 1997, Accounting Services Ltd loan of $75,000 has been converted into common stock.

Based on past experience, the Company expects that it will require additional financing during the current year. There can be no assurance that such financing will be available, or as to the terms and conditions upon which financing will be available, or as to the terms and conditions upon which financing, if available, will be provided. However, the Company anticipates that any financing will be available only from lenders who will require the right to an equity participation in the Company, either in the form of convertible loans or loans with accompanying warrants; and in either case this will likely lead to dilution of existing shareholders equity.(See "Item 1" Zinc Investments Inc conditional agreement).

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

ACQUISITION OF MRI(US)
----------------------
The acquisition of MRI(US) in 1995 was effected as follows:

          a). By the issue of 11,000,000 common shares under Regulation S, having a nominal value of $12,000,000, including 10,000,000 of shares at an assigned value of $1.20 each, plus 1,000,000 shares representing the fee to underwriters.

          b). An additional 7,000,000 common shares will be issuable only at such time as the dezincing technology of MRI(US) shall have been approved by an independent third-party, as evidenced by such party's entering into a contract with the Company for the processing of a minimum of 50,000 tons per annum of steel scrap utilizing the Company's technology, which contract shall be on commercially reasonable terms consistent with a bona fide arm's-length relationship between the parties, and, pursuant thereto, processing in commercial quantities shall have commenced and scrap so processed shall have been accepted and paid for by such third-party.

          c). An additional 7,000,000 Common Shares shall be issuable only at such time or times as contracts utilizing the dezincing technology of MRI(US) shall have been entered into with one or more independent third parties, providing for the processing of an aggregate minimum of 1,000,000 tons per annum of steel scrap, which contracts shall be on commercially reasonable terms consistent with a bona fide arm's-length relationship between the parties.

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

Determinations as to certification of a plant as being operational, and as to the attainment of requisite 80% of operational capacity, shall be made by the Company in its reasonable good faith judgment. Because of delays in bringing the dezincing process to the point of commercial viability, as well as the need for substantial amounts of capital beyond that originally anticipated when MRI(US) was acquired, the Company contemplates seeking to negotiate a modification of the conditions upon which such additional common and/or CRP shares will be issued.

DISCONTINUED OPERATIONS
-----------------------
MRTI was from 1993 to the middle of 1995 primarily engaged in the development and testing of the Malvy Anti-Theft device and the marketing of the Malvy device concept to the public and automotive manufacturers through its two foreign subsidiaries, Malvy Technology S.A. and Malvy Technology (UK) Ltd. This division, however, went into receivership in October 1995. The Company does not expect to recover any portion of its investment. Prior thereto, the Company was engaged primarily in the business of mining and developing precious metals in Alaska, the production of oil and gas in Oklahoma and New Mexico and the transmission of gas through a pipeline operated in Oklahoma. These operations were disposed of, or written down, during 1994 and 1995. The historical financial information in the consolidated financial statements, shown in Part IV, Item 14(a) of this 10-K include historical information from these discontinued operations.


ITEM 2.  PROPERTIES

The Company occupies under license its only facility, in East Chicago, Indiana, from ASK Corporation (see Item 13 as to Certain Relationships and Related Party Transactions). The license agreement expired on January 31, 1997, and the parties to the license have agreed to a three year extension, at the same annual rental of $60,000 currently payable. (In addition, the Company is responsible for all real estate taxes, utility costs, and costs of maintenance.)


ITEM 3.  LEGAL PROCEEDINGS

In September, 1994, the Company reached a settlement with a former chairman and chief executive officer of the Company, Jack Alexander, and certain entities related to him, in respect of amounts claimed to be owed to them by the Company on accounts of notes payable, loans and the redemption price of preferred stock. Under the terms of the settlement, Mr. Alexander was to be paid $1.3 million over a period ending May, 1995. The Company has renegotiated several times, the terms of payment to Mr. Alexander. At the time of the final settlement the Company owed Mr Alexander a total of approximately $551,129. Mr. Alexander also owned all of the shares of a class of preferred stock which gave Mr. Alexander the right to elect the majority of the board of directors of the Company.

During 1996, Mr Alexander assigned his interest in the settlement, including the shares of preferred stock to an entity identified as "Morton Blue" (with an address in the British Virgin Islands). During 1997,the Company, having no ability to settle the amount owed to Morton Blue in cash, negotiated an agreement with Morton Blue to settle the liability and redeem the "Series A" Preferred shares. This occurred in 1997 by the issuance of 2,550,000 shares of the Company's common stock under Regulation S of the Securities and Exchange Commission and is reflected in the financial statements.

On November 6, 1995, an action entitled Levine vs. Metal Recovery Technologies, Inc., was filed in the United States District Court of Delaware by a shareholder against the Company and certain present and former directors, alleging breaches of the federal securities laws, by reason of alleged material misrepresentations by the Company and the Company's alleged failure to make timely disclosure relating to its Malvy operations. In November, 1996, the court certified the proposed class. On October 31, 1996, a second action was commenced by the same plaintiff against defendants and others, including a number of brokerage firms and their representatives, alleging a conspiracy to inflate prices at which the shares of the Company's common stock traded during the period specified therein.

Without admitting liability, the Company has reluctantly agreed to settle these actions. The decision was primarily taken to avoid mounting legal costs, to free management from the burdensome time involved in dealing with this matter, and to achieve certainty as to the outcome of the proceedings. The uncertainty of these proceedings has been negatively affecting or delaying potential business transactions by the Company's subsidiary, Metal Recovery Industries (US), Inc.

The agreed settlement was $3.25 million payable as follows:

-        $500,000 in cash to be paid on October 15, 1997 (the effective date).

- $500,000, in the form of cash or unrestrictive common stock of the Company, to be paid on the effective date. If the Company elects in its sole discretion not to make this payment in the form of cash, the number of shares of unrestricted common stock of the Company necessary to satisfy the obligation of this subparagraph shall be determined by dividing $550,000 by the market price of the Company's common stock. The market price of the Company's common stock will be deemed to be the average of the closing bid prices of that stock during the ten trading days preceding the effective date. Should the effective date not have occurred by October 15, 1997, the Company will deposit into escrow on that date an amount of stock equal to twice its payment obligation. Should the Company's stock thereafter decline by 30% or more from the market price, the escrow agent, as promptly as possible without depressing the price of the Company's stock, will liquidate sufficient shares to yield the sum of $550,000 in cash, whereupon the balance of the shares will be returned to the Company. The funds obtained shall be held in escrow, bearing interest for the benefit of the class, until the effective date.

-        The  Company  will  pay the  remaining  $2.2  million  in  four  annual installments in the amount of $550,000, beginning on the first anniversary of the effective date. The Company shall have the option, in its sole discretion, to satisfy all or any portion of the installment payment obligation in the form of cash, shares of unrestricted common stock of the Company, or any combination thereof. If the Company decides not to satisfy the installment payment obligation solely with cash, then the Company shall be obligated to pay in the form of unrestricted common stock of the Company the amount of the installment obligation less the amount paid in cash (the "Non-Cash Obligation"). The number of shares of unrestricted common stock of the Company necessary to satisfy the Non-Cash Obligation shall be calculated as follows: (a) if the unrestricted common stock of the Company is less than $1 per share, then the Non-Cash Obligation divided by the market price; (b) if the market price of the unrestricted common stock is equal to or greater than $1, but in no event greater than $1.4545, then the product of the Non-Cash Obligation divided by $1 per share; or (C) if the market price is greater than $1.4545, then the product of the Non-Cash Obligation and 1.4545 divided by the market price. The market price of the Company's stock will be deemed to be the average of the closing bid prices of that stock during the ten trading days preceding each installment payment date.

The Company has reflected the provision of these arrangements in the financial statements. The Company is in default in making the first installment under the agreement and is currently renegotiating the payment schedule.

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

                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 1995, the Company's Common Stock has been quoted under MRTI on the over-the-counter market system of the Bulletin Board (NASD OTC BB).

The following table sets forth the range of high and low closing bid quotations for the Common Stock as reported by NASD OTC BB Monthly Statistical Report for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Calendar Years by Quarter                 Closing Bid Price
-------------------------                 -----------------
                                          (in US Dollars)

                                          High                             Low
                                          ----                             ---

1996             First                    1.09375                          0.43
                 Second                   1.35                             0.46
                 Third                    1.12                             0.51
                 Fourth                   0.875                            0.30

1997             First                    0.76                             0.38
                 Second                   0.45                             0.19
                 Third                    0.31                             0.11
                 Fourth                   0.38                             0.06


As of December 31, 1997, the Company had in excess of 2,000 common shareholders of record.

The Company has not paid cash dividends to date on its Common Stock and intends, for the foreseeable future, to continue its policy of retaining earnings that may otherwise be available for such dividends.

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

ITEM 6.  SELECTED FINANCIAL DATA       ($,000's omitted)

                                              Year Ended December 31

For the Year Ended:          1997          1996          1995           1994
                             ----          ----          ----           ----

Revenues                  $    -         $   -         $   -           $  -
Net Income (loss)
 from operations          (622.5)     (1,046.8)       (177.2)       (4,976.6)
Income (loss) from
  operations per
  common share           (0.0212)      (0.0617)      (3.1670)        (0.2065)

At year ended:
  Total assets           20,187.9    $ 17,833.0    $ 14,832.2    $   35,068.3

Long-term debt            2,155.0         509.2         505.0           302.4

Total liabilities         9,450.3       5,410.8       3,548.8         1,888.5
Working Capital
   (deficiency)         (7,233.7)     (4,732.1)     (2,819.0)           338.6
Stockholders equity      10,737.6      12,422.2      11,284.0        33,179.8
      (Footnote 4)

Pro forma financial
  information
  Revenues                          $       -      $       -     $     1044.8
Net income (loss)
  from operations        (622.5)      (1,046.8)       (177.2)       (4,976.6)
Income (loss) from
  operations per
  common share          (0.0212)       (0.0617)      (3.1670)        (0.2065)
     (Footnotes 2 and 3)

Footnotes:
         1. The selected financial data presented are not necessarily indicative of future financial position or results from future operations.
         2. The computations of earning (loss) per common share considers the weighted average number of shares outstanding during the year, plus any common stock options and warrants if dilutive.
         3. The weighted average number of shares reflects the twenty to one share consolidation, which occurred in February 1995.
         4. Shareholders' equity of $10,737,592 includes goodwill, patents, etc. of $12,906,606.

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS

1997 vs. 1996
-------------
Because the East Chicago, Indiana, processing plant was not in commercial operation, but was in the process of being commissioned, through the end of 1996, The Company had sales in 1997 of $353,000 which were offset against capitalized costs in accordance with the Company's election to capitalize all organizational costs during the development stage. The Selling, General and Administrative expenses for 1997 and 1996 were $622,488 and $1,046,761 respectively. The reduction in 1997 is primarily due to the company scaling back operations. (See item 1 Business). The Non Operating expenses increased from $64,512 in 1996 to $3,286,517 in 1997 due to the Class Action settlement described in "Item 3" Legal Proceedings.

During 1997 and 1996, the Company spent $2,500,897 and $3,001,766, respectively on the commissioning of the plant in East Chicago, Indiana. These costs include equipment purchase and installation, development and testing of its technology, obtaining customers, suppliers, and financing, installing and testing equipment, and administrative activities, all of which were capitalized and included as assets on the accompanying financial statements.

Commencing in late 1996, and continued through the early part of 1997 the dezincing process was, for the first time, successfully carried out on a limited production basis, and the Company believes that the process is technologically sound. The Company has, however, experienced problems in its ability to operate the production line continuously, and without interruptions, largely, it believes, because of unforeseen mechanical problems, as distinct from infirmities in the basic technology itself. There is the need for significant improvements, upgrades and plant and equipment expansions if the process is to become commercially viable.

The commercial viability of the MRI(US) process will necessarily remain unproven until a point in time where production targets are achieved to verify the Company's projections. The degree to which the Company's process is protected by patents is also uncertain. Patent applications in the U.S have been approved and worldwide patents have been made and are pending. Even if successful, the Company's technology may be subject to appropriation by and competition from third parties, having significantly greater financial resources.

The Company has experienced favorable interest in its technology from the steel industry. Several major corporations are in various stages of investigation of using the Company's technology. Initial sales of the product in 1997 have substantiated the ability to obtain premium prices for the non-coated "black" scrap produced by dezincing.

Because of the commissioning of the East Chicago plant, the Company has incurred operating losses over the last two years from its on-going business activities. For the last several years the Company has not generated positive cash flows from its operations. At December 31, 1997, the Company had negative working capital of $7,233,663. The Company's independent auditors have qualified their opinion on the Company's financial statements for the fiscal year ended December 31, 1997, to the effect that there is substantial doubt about the ability of the Company to continue as a going concern.

Requirement for Additional Financing
------------------------------------
The Company presently has, in addition to its existing cash on hand, unused loan facilities aggregating approximately $950,000

Financing will be required both to fund production-line improvements and to defray operating expenses pending sufficient revenues from commercial production. Because of the unavailability of conventional financing due to the lack of historical positive cash flow to repay loans, the Company is dependent upon other sources. In the past, it has raised funds from the placement of convertible loans with overseas investors. It anticipates that it will be able to do so, although there can be no assurance. The Company is also engaged in negotiations with potential users of the Company's dezincing services, and potential purchasers of its end products of clean "black" scrap and recovered zinc, respecting possible long-term commercial agreements, as well as direct investments, which would provide needed capital, although there can be no assurance that such negotiations will be successful.

1996 vs. 1995

The majority of differences in the financial performance of the Company from 1995 to 1996 stems from operations which were discontinued over various times in 1995.

      MINING OPERATIONS (DISPOSED FEBRUARY 1995), The property was actively marketed for sale and eventually sold in February 1995, for $425,000. This adjustment was made in the December, 1994 consolidated financial statements, which resulted in a loss on disposal of $407,748.

      GAS PIPELINE D/B/A SPHINX INTERNATIONAL PETROLEUM CO. (DISPOSED JUNE 1995) -- Gross revenues from the sale of gas were $171,371 in 1995.The Company disposed of this subsidiary for a nominal amount in June 1995.. After writing down the assets and liabilities of the subsidiary to zero, this resulted in a net loss at December 1995 of $7,841.

      MALVY TECHNOLOGY SA & UK - Though sales commenced in 1994 ($181,371), it was difficult in 1995 for this division to become profitable. During the first few months of 1995, sales were slow, as the ability to sell was hampered by the inability of the French hub manufacturer to supply enough of a variety of hubs. Prospects seemed to be improving after a new hub manufacturer was located in the UK. A franchise network was set up in France and the UK, in anticipation of the manufacturer being able to overcome the problem. As the year passed by, however, it became more and more obvious that the technology could not be converted into more sales without a substantial amount of further capital investment. The board considered this option, but with the limited financial resources available, had no alternative but to allow the subsidiaries to be forced into liquidation following petitions filed by its creditors. As a result of this, the assets and liabilities of Malvy were eliminated from the Company's 1995 balance sheet, resulting in the write off of concessions, rights, patents & goodwill of $33,883,238, together with an operating loss of $725,562.

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

Name                 Age  Office              Principal Occupation Officer Since

Michael S. Lucas      50  Chairman,           Chairman,             October 1994
                          President & Chief   President & Chief
                          Executive Officer   Executive Officer

Roy Pearce            37  Chief Financial     Chief Financial         April 1993
                          Officer, Director   Officer

Dr. William Morgan    68  Executive Vice      Executive Vice            May 1995
                          President, Director President

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation - During 1997, Michael Lucas, Director, Chairman and CEO was paid $240,000 and was the Company's most highly paid executive. Roy Pearce, Director and CFO was paid $150,000, and Dr. William Morgan was paid $105,000.

During 1997 the Company paid on behalf of Michael Lucas $2,622 in premiums on a term-life insurance policy.

Stock Option Compensation - As of the fiscal year ended December 31, 1997, there were no outstanding employee stock options in existence.

No employees are employed pursuant to employment contract. No director's fees have been paid to date and the Company does not intend to pay directors fees during the current fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Michael Lucas, President, Chairman & Chief Executive Officer of the Company has a direct interest in 20,000 shares of common stock, or 0.05% of the outstanding shares. Mr. Lucas also has a contingent interest in 1,000,000 common shares (representing 2.6% of the outstanding shares) in the Company owned by a family trust, of which Mr. Lucas' four children are beneficiaries. Mr. Lucas disclaims beneficial ownership of the shares or the power to direct the disposition thereof.

Roy Pearce, currently Chief Financial Officer has a direct interest in 10,000 shares of common stock, or 0.03% of the outstanding shares.

Dr. William Morgan, a director, owns or has interest in 75% of MDZ Recycling Corporation, a company that may in the future receive CRP shares of the Company of a face value of up to $12,500,000, dependent on the success of the dezincification technology. The obligation to issue such shares was assumed by the Company in connection with its initial acquisition of MRI(US); see "Item 1 - Business". Such CPR Shares, if issued, are convertible into common shares of the Company.

Subsequent to December 31, 1997, Accounting Services Ltd located at Harbour House, South Esplanade, St Peter Port, Guernsey, C.I. a lender to the Company, converted their loan of $75,000 into 1,416,668 common shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MRI(US) occupies under license an 11 acre site and building for its plant facility at East Chicago, Indiana from a corporation of which Dr. William Morgan, a director of the Company, has an indirect interest of 30.75%. The Company pays an annual rental of $60,000, plus additional expenses relating to the property. See "Item 2 Property". MDZ Recycling Company, in which Dr. Morgan holds a direct and indirect interest of 75%, is entitled to receive royalty payments of $1.00 per ton on the annual "throughput" of all dezincing plants operated by MRI(US), other than the East Chicago, Indiana plant, pursuant to arrangement in effect at the time the Company acquired MRI(US). See "Item 1 - Business". To date, no such payments have become due.

See also Note 13 of the audited financial statements in Part IV, Item 14(a) of this filing, with respect to related party transactions in which the Company participated.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
 1 The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K:
                                                                            Page
Consolidated Financial Statements

Independent Auditor's Report                                           F-1 - F-2

Consolidated Balance sheets at December 31, 1997 and 1996                 F-3-F4

Consolidated Statements of operations for each of the
         three years in the period ended December 31, 1997             F-5 - F-6

Consolidated Statements of stockholders' equity for each of
         the three years in the period ended December 31, 1997             F7-F8

Consolidated Statements of cash flows for each of the three
         years in the period ended December 31, 1997                         F-9

Notes to Consolidated financial statements                           F-10 - F-26

Exhibits

3(i) Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i) to form 10-K for the year ended December 31, 1990).

3(ii) Certificates of Amendment of Preferred Stock Designation (incorporated by reference to Exhibit 3(ii) to Form 10-K for the year ended December 31, 1996), as follows:

                  (A)  January 28, 1991
                  (B)  July 5, 1991
                  (C)  September 23, 1991
                  (D)  October 20, 1992
                  (E)  November 2, 1992
                  (F)  March 19, 1993
                  (G)  April 15, 1993
                  (H)  June 17, 1993

 4 Instruments Defining the Rights of Security Holders are included under the items listed in Exhibit 3(ii) above and therefore are incorporated by reference to the Form 10-k for the year ended December 31, 1995.

10(ii). Material Contracts -- Convertible loan agreements have been entered into with the following lenders:

                  1.   Sovereign Trust Services, Limited
                  2.   Sundorne Holdings, Limited
                  3.   Osbourne, Limited
                  4.   Plenbrick, Limited
                  5.   Alcaria Investments, Limited
                  6.   Jepherson Limited
                  7.   Antheims Limited
                  8.   Pangea Limited
                  9.   Quested Limited
                  10.  Garcia Ltd

         The lenders are parties to a pledge and security agreement with the Company and MRI(US), dated February 1, 1996, whereby such loans, together with future loans, are secured by a pledge of and security interest in all assets of the Company (including the shares of MRI(US)) and of MRI(US).

11. Computation of per share earnings is included in the Consolidated Statements of Operations found on page F-5 of this filing

13. Form 10-Q for the periods ending March 31, June 30, and September 30, 1997 are attached hereto.

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


                        METAL RECOVERY TECHNOLOGIES, INC.




                  BY:      /s/ Michael S. Lucas
                           --------------------
                           Michael S. Lucas
                           President, Chairman & CEO


Date:  April 21, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

NAME                                 CAPACITIES                      DATE
----                                 ----------                      ----



/s/ Michael S. Lucas           Chairman, President & CEO          April 21, 1998
-------------------------




/s/ Roy Pearce                 Chief Financial Officer            April 21, 1998
-------------------------




/s/ William A. Morgan          Executive Vice President           April 21, 1998
-------------------------

                                         METAL RECOVERY TECHNOLOGIES, INC.

                                         Consolidated Financial Statements
                                         METAL RECOVERY TECHNOLOGIES, INC.

                                     Part IV

            Item 14. Consolidated Financial Statements and Financial
                               Statement Schedules



(a) The following documents are filed as a part of this Annual Report on Form 10-K:


                           Reference

                                                                            Page
Consolidated Financial Statements

Independent Auditor's Report                                           F-1 - F-2

Consolidated Balance sheets at December 31, 1997 and 1996                 F-3-F4

Consolidated Statements of operations for each of the
         three years in the period ended December 31, 1997             F-5 - F-6

Consolidated Statements of stockholders' equity for each of
         the three years in the period ended December 31, 1997             F7-F8

Consolidated Statements of cash flows for each of the three
         years in the period ended December 31, 1997                         F-9

Notes to Consolidated financial statements                           F-10 - F-26

Independent Auditor's Report
----------------------------

Board of Directors and Stockholders
Metal Recovery Technologies, Inc.

We have audited the consolidated balance sheets of Metal Recovery Technologies, Inc. (MRTI), as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ending December 31, 1997, 1996 and 1995. The consolidated financial statements are the responsibility of MRTI's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRTI, as of December 31, 1997 and 1996, and the results of their operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that MRTI will continue as a going concern. As shown in the consolidated financial statements, MRTI's current assets are $61,619 while current liabilities total $7,295,282. MRTI incurred a net operating loss and is in default of a material settlement agreement with former shareholders for the year ended December 31, 1997. These conditions raise substantial doubt about MRTI's ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MRTI is involved with the development of a dezincing process and the success of the development is dependent on future operating market conditions, acceptance, and operating efficiancy. The ultimate outcome of these uncertainties cannot presently be determined. As discussed in Notes 1,3, and 15, the recovery for intangible costs for concessions, rights, patents, and goodwill totaling $12,906,606 and $12,905,749, the recovery of property and equipment totaling $3,007,100 and $2,591,985, and the recovery of costs for organizational costs totaling $4,198,149 and $2,112,367 for 1997 and 1996, respectively, is dependent on future profitable operations. Accordingly, the consolidated financial statements do not include any adjustment that might result from the outcome of these uncertainties.




                                       F1

                       Board of Directors and Stockholders
                   Metal Recovery Technologies, Inc. continued


As discussed in Note 17, MRTI is a defendant in several lawsuits and other matters. The ultimate outcome of the lawsuits and other matters is not presently determinable. Accordingly, no provisions for liability if any has been made in the financial statements for any potential lawsuits or other liabilities that may arise.

As shown in the financial statements and discussed in Note 13 and elsewhere in the financial statements, MRTI has engaged in various substantive business activities and agreements with related parties.





March 31, 1998




























                                       F2

                        Metal Recovery Technologies, Inc.
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996


                                                                                                   1997          1996
                                                                                                  ----          ----
Current assets:
     Cash (note 14)                                                                              43,247         6,778
     Inventories
                                                                                                 18,372        65,370
     Other current assets
                                                                                                   --          97,355
                                                                                            -----------   -----------
        Total current assets
                                                                                                 61,619       169,503
                                                                                            -----------   -----------

Property and equipment (note 3) .........................................................     2,591,985
                                                                                            -----------   -----------
                                                                                                            3,007,100

Other assets:
     Concessions, rights, patents and goodwill (note 15) ................................    12,906,606    12,905,749
     Organizational costs, net of amortization (note 15) ................................     2,112,367
                                                                                                            4,198,149
     Other assets
                                                                                                 14,400        53,400
                                                                                            -----------   -----------
        Total other assets ..............................................................    17,119,155    15,071,516
                                                                                            -----------   -----------

                                                                                            $20,187,874    17,833,004
                                                                                            ===========   ===========

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilties:
     Current maturities of long-term debt (note 4)
                                                                                              1,635,000         4,580
     Notes payable (note 6)
                                                                                                 39,184        49,894
     Accounts payable
                                                                                              2,172,270     1,432,128
     Payable to former officer and director (note 13)
                                                                                                      -        55,098
     Notes to others (note 5)
                                                                                              3,285,794     3,288,010
     Payroll and related liabilities                                                            163,034        71,863
                                                                                               --------        ------
          Total current liabilities                                                           7,295,282     4,901,573

Long-term liabilities:
  Long-term debt (note 4)                                                                     2,155,000       505,000
  Capital lease (note 4)                                                                              -         4,182
                                                                                                   ----         -----
        Total long-term liabilites                                                            2,155,000       509,182
                                                                                             ----------       -------

        Total liabilites                                                                      9,450,282     5,410,755

Stockholders' equity (notes 8 and 9):
     "Series A" preferred stock, $10 par value,
        100,000 shares authorized;  0 and 46,965 shares
        outstanding for 1997 and 1996                                                                 -       469,650

     "Series B" preferred  stock, $10 par value,  2,500,000  shares  authorized;
        21,375 shares issued and outstanding for 1997 and 1996                                   44,373        44,373

     Common  stock,  par  value  of  $  .001;   100,000,000  shares  authorized;
       38,390,501 and 20,707,597 shares issued and outstanding for 1997 and 1996                 38,390        20,707
     Additional paid-in capital                                                              65,031,530    62,355,161
     Deficit accumulated during the development stage (note 2)                              (5,274,467)   (1,365,408)

     Deficit accumulated prior to development stage                                        (49,102,234)  (49,102,234)
                                                                                           ------------  ------------
        Total stockholders' equity                                                           10,737,592    12,422,249
                                                                                           ------------    ----------

                                                                                       $     20,187,874    17,833,004
                                                                                        ===============    ==========


See accompanying notes which are an integral part of these financial statements.



                                                        F4

                        Metal Recovery Technologies, Inc.
                      Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996, and 1995



                                                                  Cumulative
                                                                from Inception
                                                                April 1995 to
                                                                 December 31,
                                                                     1997           1997            1996            1995
                                                                     ----           ----            ----            ----
                                                                 (note 2)

Operating expenses - Selling, general and administrative      $ 1,846,429        622,488       1,046,761         177,180

Nonoperating expense:
     Loss associated with legal settlement (note 17)          (3,250,000)    (3,250,000)               -               -
     Interest expense                                           (178,038)       (36,571)        (64,512)        (76,955)
                                                                ---------       --------        --------        --------
        Total nonoperating expense                            (3,428,038)    (3,286,571)        (64,512)        (76,955)
                                                              -----------    -----------

        Loss before discontinued operations                   (5,274,467)    (3,909,059)     (1,111,273)       (254,135)

Loss on discontinued operations:
     Seminole pipeline                                                  -              -               -         (7,841)
     Malvy France and Malvy UK                                          -              -               -       (725,562)

  Loss on disposal of discontinued operations:
     Malvy France and Malvy UK (note 16)                                -              -               -    (33,883,238)
                                                                    -----          -----           -----    ------------

        Net loss                                             $(5,274,467)     (3,909,059)     (1,111,273)   (34,870,776)
                                                              ===========     ===========     ===========   ============




                                       F5

                        Metal Recovery Technologies, Inc.
                Consolidated Statements of Operations, continued



                                                                 Cumulative
                                                                    from
                                                                  Inception
                                                                April 1995 to
                                                                 December 31,
                                                                         1997           1997           1996           1995
                                                                         ----           ----           ----           ----
                                                                     (note 2)

Primary loss per share:

     Loss before discontinued operations                     $       (0.2764)       (0.1334)       (0.0655)       (0.0232)
                                                                     ========       ========       ========       ========

     Loss from operations of discontinued segment
                                                                            -              -              -       (0.0668)

     Loss on disposal
                                                                            -              -              -       (3.0878)
                                                                         ----           ----           ----       --------

     Net loss                                                $       (0.2764)       (0.1334)       (0.0655)       (3.1778)
                                                                     ========       ========       ========       ========

Fully diluted loss per share                                          *             *              *              *

Weighted average number of common shares outstanding:
         Primary                                                   19,084,708     29,312,984     16,968,009     10,973,132
         Fully diluted                                                *             *              *              *

*  Anti-Dilutive








                                       F6

                        Metal Recovery Technologies, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1996 and 1995

                                          Series A                         Series B
                                       Preferred Stock                 Preferred Stock                       Common Stock
                                  Shares             Amount         Shares         Amount             Shares              Amount


 Balance, January 1, 1995         46,965        $   469,650       21,375      $    44,373         49,879,195        $     49,879
     Reverse split 20 for 1            -                  -            -                -
     Common stock issued:
       February 1995                   -                  -            -                -                                    250
       April 1995 for MRI(US)          -                  -            -                -
     Cumulative foreign
 currency translation adjustment       -                  -            -                -                  -                   -
     Net loss                          -                  -            -                -                  -                   -
                                    ----            -------         ----          -------            -------              ------
 Balance, December 31, 1995       46,965            469,650       21,375           44,373         13,764,653              13,764

     Common stock issued
 (note 9)
        April 1996                     -                  -            -                -                                  1,335
        May 1996                       -                  -            -                -                                  1,500
        August 1996                    -                  -            -                -                                    500
        September 1996                 -                  -            -                -                                  1,164
        October 1996                   -                  -            -                -                                  2,444
     Net loss                          -                  -            -                -                  -                   -
                                    ----            -------         ----          -------               ----                ----
 Balance, December 31, 1996       46,965            469,650       21,375           44,373         20,707,597              20,707
    Preferred Series A redeemed (46,965)          (469,650)                                        2,550,000               2,550
     Common stock issued (note 9)
        January 1997                   -                 -              -               -                                    571
        February 1997                  -                 -              -               -                                  1,555
        April 1997                     -                 -              -               -                                  3,482
        September 1997                 -                 -              -               -                                  3,306
        October 1997                   -                 -              -               -                                  4,454
        November 1997                  -                 -              -               -                                  1,765
     Net loss                          -                 -              -               -                  -                   -
                                    ----           -------           ----         -------               ----                 ---
 Balance, December 31, 1997                       $                21,375     $    44,373         38,390,501        $     38,390
                            ============               ===        =======       =========        ===========        ============














                                       F7

                        Metal Recovery Technologies, Inc.
           Consolidated Statements of Stockholders' Equity, Continued


                                                                                            Retained
                                                                                            Earnings
                                                                                            (Deficit)
                                                     Foreign                               Accumulated
                               Additional           Currency            Retained           Durting the
                                Paid-In            Translation          Earnings            Deveolopment
                                Capital            Adjustment          (Deficit)              Stage                Total
                                                                                            (note 2)

Balance, January 1, 1995       $   46,676,883       $    424,599   $    (14,485,593)                    -        $   33,179,791

    Reverse split 20 for 1             47,365                  -                   -                    -                     -
    Common stock issued:
      February 1995                   199,750                  -                   -                    -               200,000
      April 1995 for MRI(US)       13,189,000                                                                        13,200,000
 Cumulative foreign
currency translation adjustment             -          (424,599)                   -                    -             (424,599)
    Net loss                                -                  -        (34,616,641)            (254,135)          (34,870,776)
                                -------------       ------------        ------------            ---------          ------------
Balance, December 31, 1995         60,112,998                           (49,102,234)            (254,135)            11,284,416
                                                               -
    Common stock issued
(note 9)
       April 1996                     521,731                  -                   -                    -               523,066
       May 1996                       411,000                  -                   -                    -               412,500
       August 1996                    146,985                  -                   -                    -               147,485
       September 1996                 464,847                  -                   -                    -               466,011
       October 1996                   697,600                  -                   -                    -               700,044
    Net loss                                -                  -                   -          (1,111,273)           (1,111,273)
                                      -------             ------              ------          -----------           -----------
Balance, December 31, 1996         62,355,161                           (49,102,234)          (1,365,408)            12,422,249
                                                               -
    Preferred Series A redeemed       548,579                  -                   -                    -                81,479
    Common stock issued (note 9)
       January 1997                   199,429                  -                   -                    -               200,000
       February 1997                  218,445                  -                   -                    -               220,000
       April 1997                     776,545                  -                   -                    -               780,027
       September 1997                 273,441                  -                   -                    -               276,747
       October 1997                   490,745                  -                   -                    -               495,199
       November 1997                  169,185                  -                   -                    -               170,950
    Net loss                                -                  -                   -          (3,909,059)           (3,909,059)
                                       ------             ------              ------          -----------           -----------
 Balance, December 31, 1997    $   65,031,530     $                      (49,102,234)          (5,274,467)        $   10,737,592
                              ===============    =================       ============          ===========        ==============

See accompanying notes which are an integral part of these financial statements.






                                       F8

                        Metal Recovery Technologies, Inc.
Consolidated Statements of Cash Flows-Years Ended December 31, 1997, 1996 & 1995

                                                        Cumulative
                                                    from Inception
                                                     April 1995 to
                                                      December 31,
                                                              1997            1997             1996             1995
                                                              ----            ----             ----             ----
                                                          (note 2)
Cash flows provided used by operations:
    Net loss                                    $      (5,274,467)     (3,909,059)       (1,111,273)    (34,870,776)
    Adjustments to reconcile net loss
        to net cash provided used by
        operating activities:
          Common stock issued in exchange for
services or reduction of debt                            2,966,157       2,104,189           662,218               -
          Change in foreign currency
              translation adjustment                             -               -                 -       (424,599)
          Net changes in current assets and
liabilities excluding long-term debt                       310,871         975,666           405,969         616,430
                                                          --------         -------           -------         -------
         Net cash used by operating activities         (1,997,439)       (829,204)          (43,086)    (34,678,945)
                                                       -----------       ---------          --------    ------------
Cash flows provided used by
  investing activities:
    Reserve for pipeline cleanup                                 -               -                 -        (60,787)
    Net changes to property and equipment              (3,007,100)       (415,115)       (1,431,466)       (222,853)
    Net changes in organization cost                   (4,198,149)     (2,085,782)       (1,557,945)       (554,422)
    (Additions) deletions to concessions,
rights, patents and goodwill                          (12,906,606)           (857)          (12,355)      19,086,253
     Decrease (increase) in other assets                  (14,400)         39,000           (53,400)         214,639
                                                          --------         -------            ------         -------
              Net cash used by investing              (20,126,255)     (2,462,754)       (3,055,166)      18,462,830
                                                      ------------   -------------       -----------     -----------
activities
Cash flows provided  (used by)
   financing activities:
    Increase (decrease) in notes payable                  (15,914)        (65,808)          (86,309)         136,203
    Increase in long-term debt                           3,790,000       3,276,238             8,762         275,028
    Increase (decrease) in notes to investors            3,285,794         (2,216)         1,394,834       1,893,176
    Issuance (reduction) of common stock                   11,529)          17,683             6,943        (36,115)
    Received from additional stock and
       paid-in capital issues                           13,436,115               -                 -      13,436,115
    Reduction in Series A preferred stock                (469,650)       (469,650)                 -               -
    Cash received for common stock issued                2,152,125         572,180         1,579,945               -
       Net cash provided by financing activities        22,166,941       3,328,427         2,904,175      15,704,407
                                                        ----------       ---------         ---------      ----------
       Increase (decrease) in cash                          43,247          36,469         (194,077)       (511,708)

Cash at beginning of year                                        -           6,778           200,855         712,563
                                                      ------------           -----           -------         -------
Cash at end of year                                   $     43,247          43,247             6,778         200,855
                                                           =======         =======            ======         =======
Supplemental Information:
  Cash paid for interest                              $    148,010          23,129            47,926          76,955
                                                           -------          ------            ------          ------

  Cash paid for income taxes                          $          -               -                 -               -
                                                              ====            ====           =======          ======

                        Metal Recovery Technologies, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


(1)      THE COMPANY AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
         PRINCIPAL ACTIVITIES
         METAL RECOVERY TECHNOLOGIES, INC. (MRTI)
         During 1990, Sphinx Mining, Inc. (Sphinx), originally a Canadian corporation, reorganized and became a U.S. corporation incorporated in the state of Delaware. In 1991, Sphinx formally changed its name to Sphinx Natural Resources, Inc. In June, 1993 the Company's name was changed to Malvy Technology, Inc. (Malvy) and in July 1995, the Company changed its name to Metal Recovery Technologies, Inc.

         MRTI has a wholly-owned  subsidiary,  Metal Recovery Industries,  (US),
            Inc. (located in East Chicago, Indiana) a developmental stage company that intends to market the service of dezincing scrap metal.

         METAL RECOVERY INDUSTRIES, (US), INC. (MRI(US))
         MRTI acquired MRI(US), in April 1995 for $12,000,000 which was raised by the offshore sale under a placing and escrow agreement of 10,000,000 shares of MRTI's stock, together with a fee of 1,000,000 shares. The shares were placed at a value of $1.20 per share. In addition, $25,000,000 of convertible redeemable preference shares, and 14,000,000 common shares may be issued contingent upon several factors, including, but not limited to, the building of subsequent plants and the achievement of production goals of said plants. The acquisition has been accounted for using the purchase method with the excess of cost over assets acquired being attributed to concessions, rights, patents, and goodwill. As of December 31, 1997 and 1996, the value of concessions, rights, patents, and goodwill was $12,906,606 and $12,905,749, respectively. The ultimate value of these assets depends on future profitable operations and market conditions for the MRI(US) dezincing process. As of December 31, 1997, MRI(US) is still in the developmental stage and expenses are being capitalized as incurred.

         DISCONTINUED AND DISPOSED OF OPERATIONS
         SPHINX INTERNATIONAL PETROLEUM COMPANY (SIPCO), (A WHOLLY SUBSIDIARY OF SPHINX)
         In December 1992, SIPCO, a wholly owned subsidiary of Sphinx, acquired a pipeline operation (Seminole Pipeline) located in Oklahoma in exchange for 143,750 shares of Malvy Series B preferred stock. (Footnote 8) The acquisition was accounted for using the purchase method and accordingly, the acquired assets were recorded at their fair value at the date of acquisition. In 1994, 143,750 of preferred Series B shares were redeemed for 7,137,731 shares of common stock. As further discussed in note 16, in 1995, SIPCO was sold for a nominal price.

                        Metal Recovery Technologies, Inc.

         MALVY TECHNOLOGY S.A., A FRENCH CORPORATION (MALVY FRANCE)
         In 1993,  Malvy  agreed to acquire  100% of the capital  stock of Malvy
            Technology S.A., a French corporation. 100% ownership was completed January 15, 1994. The acquisition price of $32,500,000 was raised by the offshore sale of 16,250,000 shares of MRTI's common stock. The acquisition has been accounted for using the purchase method with the excess of cost over assets acquired being attributed to concessions, rights, patents and goodwill. The ultimate value of these assets depended on future profitable operations and market conditions for the Malvy automobile anti-theft device.

         In October, 1995, Malvy France was placed into liquidation under the control of a government liquidator. As of December 31, 1995, as further explained in note 16, a loss on disposal of assets was recorded.

         MALVY TECHNOLOGY UK, LIMITED, A BRITISH CORPORATION (MALVY UK)
         Malvy UK was incorporated November 15, 1993, as a wholly-owned subsidiary of Malvy Technology, Inc. There was no activity in 1993. Malvy UK was established to aid in business development and sales of the anti-theft device in the United Kingdom. As further discussed in note 16, in October, 1995, Malvy UK was placed in liquidation under the control of a government liquidator. A loss on disposal of assets was recorded.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         PRINCIPLES OF CONSOLIDATION
         The1997 and 1996 consolidated balance sheets and related statements of operations, stockholders' equity, and cash flows consist of the accounts of MRTI and MRI(US). The 1995 statements of operations, stockholders' equity, and cash flows consist of the accounts of MRTI, MRI(US) and the results of the discontinued and disposed of operations for Malvy France, Malvy UK and SIPCO. All significant inter-company balances and transactions have been eliminated.

         DEVELOPMENT STAGE OPERATIONS
         Development  operations   consisting  of  raising  capital,   obtaining
           financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment and certain administrative activities have been capitalized in property, equipment, and organizational costs.

         CUMULATIVE FROM INCEPTION TOTALS
         Financial statement information that reports cumulative from inception totals and retained deficit accumulated during the development stage, includes the results of operations from the purchase date of MRI(US) and not the disposed of operations of Malvy France, Malvy UK, and SIPCO.
                                      F-11

                        Metal Recovery Technologies, Inc.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         CASH
         Cash includes cash on hand and cash in checking accounts.

         INVENTORIES
         Inventories for MRI(US) consist of steel scrap, zinc bearing solutions, and other chemicals valued at lower of cost or market.

         PROPERTY AND EQUIPMENT
         Assets are recorded at historical cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred whereas expenditures for renewals and betterments are capitalized. The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. (note 3.)

         INTANGIBLE ASSETS
         Intangible assets will be amortized using the straight line method over the estimated life of the related assets as follows:

              Concessions, rights, patents, and goodwill                15 Years
              Organizational costs                                       5 Years

            (note 15.)

         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization is provided using the straight-line method over the useful lives of the related assets.

                        Metal Recovery Technologies, Inc.

         LOSS PER SHARE
         Thecomputation of earnings (loss) per common share considers the weighted average number of shares outstanding during the year. Common stock options, and warrants, if dilutive, are considered in the computation of earnings per share (unless anti-dilutive). The treasury method of accounting for the dilutive outstanding common stock options and warrants is used in the earnings per share calculation.

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

                        Metal Recovery Technologies, Inc.

         RISKS AND UNCERTAINTIES
         Thepreparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(3)      PROPERTY AND EQUIPMENT
         Property and equipment consisted of the following at December 31:

                                                                1997                            1996
                                                 ------------------------------      -----------------------
                                                      Accumulated    Book              Accumulated  Book
                                               Cost   Depreciation   Value     Cost    Depreciation Value
         MRI(US):
         Equipment and capitalized expenses$ 2,435,654      -      2,435,654 2,178,823      -    2,178,823
         Furniture and fixtures                 33,845      -         33,845    33,845      -       33,845
         Leasehold improvements                537,601      -        537,601   348,255      -       348,25
         Vehicles                                    -      -         -         31,062      -       31,062


                                           $ 3,007,100      -      3,007,100 2,591,985      -    2,591,985
                                             =========   =======   ========= =========   ======= =========

     MRI(US) is in the developmental stage and therefore, no depreciation was taken in 1996 or 1997.

                        Metal Recovery Technologies, Inc.


(4)      LONG-TERM DEBT
         Long-term debt at December 31, 1997 and 1996 was as follows:

                                                                                          1997             1996
                                                                                          ----             ----
         MRTI
         In a settlement with former shareholders, MRTI agreed                          $ 3,285,000        -
         to pay $3.25 million dollars plus administrative fees
         in cash and common stock.  Payments scheduled
         include $1,050,000 on the effective date
         of the agreement (October 15, 1997) and future
         annual payments of $550,000 over the next four
         years.  As further discussed in note 17, MRTI
         is currently in default of this agreement.

         MRI(US)
         United States Department of Energy (D.O.E.),                                       505,000       505,000
         provided a research grant to the Argonne
         National Laboratory of $1,400,000 to conduct research
         and pilot plant work on the dezincing of steel.  The total benefits of this work to accrue to MRI(US).  Of this amount,
         MRI(US) was paid $505,000 and under a Memorandum of
         Understanding with D.O.E., will be responsible to repay
         1.5 times the amount received, i.e., $2,100,000 to D.O.E.
         out of future royalty receipts from the process.  Management anticipates no repayment funds will be paid in 1998.

         Equipment capital lease;  principal and interest                                    -             8,762
         payments due monthly for 24 months with a $1 buyout
         option at end of lease.
                                                                                          3,790,000       513,762

         Less current installments                                                        1,635,000         4,580
                                                                                         ----------      --------

            Long-term debt, net of current maturities                                   $ 2,155,000       509,182
                                                                                         ==========       =======



                        Metal Recovery Technologies, Inc.

(5)     CONTINUING OPERATIONS - LIQUIDITY
        Continued operations require continuing loans from various entities.  At
           December 31, 1997 and 1996, the balance of these loans totaled $3,285,794 and $3,288,010, respectively. The balance of 1997 loans are scheduled to be converted into common shares on June 30, 1998. Conversion of notes is subject to anti-dilution provisions and interest of 10% per annum. Following is a schedule of these notes:




































                                       F16


                                          Note                                  1997                   1996
                                          ----                                  ----                   ----
           Sovereign Trust Services loan converted into
            2,801,191 shares common stock in April 1997                 $         -                     680,036

           Osbourne Ltd. loan converted into
           1,555,271 shares of common stock in February 1997                      -                     220,000

           Jepherson Ltd. loan converted into
           1,301,725 shares of common stock in October 1997                       -                      98,521

           Alcaria Investments, Ltd. loan converted into
            1,325,775 shares of common stock in October 1997                      -                     100,398

           Dorrance Ltd. loan convertible into 6,935,287
           shares of common stock                                                526,794                   -

           Sundorne Holdings, SA loan convertible into
           9,772,263 shares of common stock                                      781,781                  715,154

           Garcia Ltd. loan convertible into 481,062
           shares of common stock                                                 38,485                   -

           Plenbrick Ltd. loan convertible into 8,263,175
           shares of common stock                                                661,054                  604,688

           Antheims Ltd. loan convertible into 1,295,675
           shares of common stock                                                103,654                   96,384

           Pangea Ltd. loan convertible into 6,935,287
           shares of common stock                                                554,823                  504,706

           Quested Ltd. loan convertible into 6,802,538
           shares of common stock                                                544,203                  268,123

           Accounting Services Ltd. loan convertible into
           1,416,668 shares of common stock                                       75,000                   -
                                                                             -----------                ----------

                                                                             $ 3,285,794                3,288,010
                                                                               =========                =========

     Interest payments for 1997 and 1996 of $280,394 and $229,673, respectively, were capitalized.

                        Metal Recovery Technologies, Inc.

(6)     NOTE PAYABLE
        Thenote  payable  consists  of a MRI(US)  loan  obtained  from  American
           National Bank & Trust Co. of Chicago prior to acquisition. The balance of this note was $39,184 and $49,894 for 1997 and 1996, respectively. MRI(US) is currently in default of this agreement.

(7)     INCOME TAXES
        As of December 31, 1997, MRTI has income tax net operating loss carryforwards available to offset future federal taxable income, which expire in future years. The use of these operating losses are dependent upon MRTI having taxable net earnings.

        MRTI's unused net operating loss carryforwards available to offset future taxable income for income tax reporting purposes expire as follows:

              Years Ending                          Net Operating Loss
              ------------                          ------------------

                 2002                                      208,223
                 2003                                       55,337
                 2004                                      694,177
                 2005                                      128,994
                 2006                                      232,623
                 2007                                      291,834
                 2008                                    1,746,945
                 2009                                    1,682,025
                 2010                                    1,111,273
                 2011                                    3,909,059

        Neither MRTI nor its subsidiaries had any taxable net income in 1997, 1996, or 1995. Management has elected not to recognize any value for operating loss carryforwards for income tax purposes in the financial statements.

                        Metal Recovery Technologies, Inc.

(8)     PREFERRED STOCK
        SERIES A PREFERRED
        DESCRIPTION
        TheSeries A stock confers the following rights: (1) A preference upon liquidation, (2) a 12% dividend payable at MRTI's discretion either in additional preferred stock, common shares, cash, or gold, (3) MRTI has the right to redeem at any time upon notice to the preferred holder, (4) the right to convert into common shares at a ratio of
           12.5 common shares for each preferred one, and (5) the holders of the Series A preferred shares have the right to elect a majority of the Board of Directors and can vote the total number of common shares into which the Series A can be converted.

        During 1997, the total of Series A preferred stock outstanding was redeemed in exchange for a negotiated number of common shares. (See note 13.)

        SERIES B PREFERRED
        DESCRIPTION
        TheSeries B stock confers the following rights: (1) A preference upon liquidation, except not as to the Series A preferred stock, (2) an 8% cumulative cash dividend, (3) the Corporation has the right to redeem at any time upon notice to the preferred holder and subject to certain other conditions, (4) the right to convert into common shares at a ratio of 6 common shares for each preferred share, which ratio is subject to adjustment in certain events, and (5) the holders of the Series B preferred shares shall as a class elect one member of the Board of Directors and have other voting rights as granted by law.

        At December 31, 1997 and 1996, there were 21,375 Series B preferred shares outstanding. Management is pursuing the future retirement of these shares.


(9)     COMMON STOCK
        REVERSE SPLIT
        On February 21, 1995 MRTI announced a 20 for 1 reverse split effective immediately. This reduced the number of shares outstanding by 47,364,542.

        PURCHASE OF MRI(US)
        In April 1995, as more fully described in note 1, MRTI issued 11,000,000 shares to an underwriter to be placed with offshore investors. The proceeds were used for the acquisition of MRI(US).

                        Metal Recovery Technologies, Inc.

        COMMON STOCK, CONTINUED
        Reconciliation of outstanding MRTI common stock is as follows:

                                              Outstanding shares of Common Stock
                                                        as of December 31
                                                     1997                1996
        Beginning balance                         20,707,597          13,764,653
        Shares issued                             17,682,904           6,942,944
                                                 -----------           ---------
            Total outstanding
              common stock                        38,390,501          20,707,597
                                                  ==========          ==========

        In 1997, MRTI issued stock for the following purposes:

           Month                     Shares        Purpose
           -----                     ------        -------

           January571,428Shares sold in private placement
           February                 1,555,271   Conversion of debt
           April                    2,801,191   Conversion of debt
           April                      680,451   Shares sold in private placement
           June                     2,550,000   Redemption of preferred shares
           September                3,305,727   Conversion of debt
           October                  3,537,500   Conversion of debt
           October                    916,668   Shares sold in private placement
           November                   916,668   Shares sold in private placement
           November                   728,000   Conversion of debt
           November                   120,000   Employee incentives
                                      -------
              Total                17,682,904
                                   ==========



(10)    KEY EMPLOYEE QUALIFIED INCENTIVE STOCK OPTION PLAN
        There is  currently  no formal key employee  incentive  stock plans.  In
           1997, under an informal stock incentive plan, MRTI issued common stock worth $17,000 to employees.

                        Metal Recovery Technologies, Inc.


(11)    WARRANTS OUTSTANDING
        Warrants outstanding as of December 31, 1997, are as follows:

                                                  Date                                         Number          Price
          Holder                                 Issued        Life           Expires         of Shares      Per Share
          ------                                ---------      -----          -------         ---------      ---------
          Sovereign Trust Services, Ltd.     February, 1995    3 years    January, 1998*          125,000      $  0.80
          Sundorn Holding, S.A.              February, 1995    3 years    January, 1998*          125,000         0.80
          Accounting Services, Ltd.         September, 1995    3 years     August, 1998           500,000         0.50
          Vistaquest, Inc.                   January, 1996     5 years    December, 2001        1,000,000         0.30
          R.G. Advisory Services            September, 1995    3 years     August, 1998           250,000         0.50
          Accounting Services, Ltd.            July, 1995      3 years      June, 1998            500,000         0.50
          Elwin Smith International         September, 1995    3 years     August, 1998           100,000         0.50
          Venaus                              August, 1996     2 years     August, 1998           100,000         0.35
                                                                                                  -------

                                                                               Total            2,700,000
                                                                                                =========

         *As of report date warrants have expired.
















                                       F21

(12)    SUPPLEMENTAL CASH FLOW INFORMATION
        Thefollowing   provides    additional    information    concerning   the
           supplemental disclosures of cash flow activities for the years ended December 31, 1997, 1996 and 1995:

        NONCASH INVESTING AND FINANCING ACTIVITIES
        Theeffects on the balance sheets of noncash investing and financing activities for the years ended December 31, 1997, 1996 and 1995, consist of the following:

                                                                  1997                 1996             1995
                                                                  ----                 ----             ----

        Loss on disposal of assets                     $           -                    -              33,883,238
        Foreign currency translation
           adjustment                                              -                    -               (424,599)
        Issued common stock
           for debt                                           1,651,831               413,269            199,750
        Issued common stock in exchange
           for goods or services                                452,358              248,949                 -

        Reserve for pipeline
           cleanup adjustment                          $           -                    -                 60,787

     Management  has shown net  amounts in the  Consolidated  Statement  of Cash
     Flows.

                        Metal Recovery Technologies, Inc.

(13)    RELATED PARTY TRANSACTIONS
        PAYMENTS TO JACK ALEXANDER
        In 1995,  MRTI reached a settlement  with a former  officer and director
           (Mr. Jack Alexander), and certain related entities in respect of amounts claimed to be owed to them by MRTI for notes payable, loans, and the redemption price of MRTI's Series A preferred stock. Payments of $275,316 and $150,000 were made in 1995 and 1996, respectively. At December 31, 1996, there was an amount due in respect to notes payable and interest of $55,098 together with an amount due of $469,650 to redeem the Series A preferred stock. Mr. Alexander had assigned beneficial ownership of all interest described herein to an entity named Morton Blue.

        During 1997, an agreement with Morton Blue to settle the liability and redeem the Series A preferred shares was reached. This occurred by the issuance of 2,550,000 shares of MRTI's common stock under Regulation S.


        PLANT FACILITY
        MRI(US) leases its plant facility from an entity in which one of the MRTI directors has a partial beneficial interest. Lease expenses amounted to $60,000 in 1997 and 1996. The annual lease payment is $60,000 and expires on January 31, 2000.

        OFFICER AND DIRECTOR COMPENSATION
        During the years ended December 31, 1997 and 1996 compensation expense for current officers and directors was $522,526 and $985,000, respectively. At December 31, 1997 and 1996, MRTI had accrued expenses of zero and $219,958 payable to officers and directors, respectively.

        LOANS TO OFFICERS AND DIRECTORS
        In  the  past,  MRTI  has  made  loans  to  officers and  directors.  At
          December 31, 1997 and 1996 the balance of these loans was zero and $74,966, respectively.

        OFFICER AND DIRECTOR FINANCIAL INTEREST
        Current officers and directors have direct and contingent interest in approximately 1,030,000 shares of common stock. Further, one director owns an interest in the company that may receive the convertible redeemable preference shares more fully discussed in note 1.

                        Metal Recovery Technologies, Inc.

(14)    CASH
        At December 31, the cash balances were:

                                           1997               1996
                                           ----               ----

           Cash in checking accounts    $ 43,247              6,778
                                          ======              =====

        Balances are insured up to FDIC insured limits. At December 31, 1997, MRTI did not exceed these limits.

(15)    INTANGIBLE ASSETS
        CONCESSIONS, RIGHTS, PATENTS AND GOODWILL
        Concessions, rights, patents and goodwill relate to the purchase of MRI(US) and patent development as follows:

                                                Balance at                                          Balance at
                                                  December 31,      1997           Accumulated        December 31,
                                                   1996            Additions      Amortization         1997
                                                   ----            ---------      ------------         ----

           MRI(US)
            Concessions, rights, patents
             and goodwill                      $ 12,905,749              857            -              12,906,606
                                                 ==========    =============     ==============        ==========

        MRI(US) is in the developmental stage and therefore no amortization was taken in 1996 or 1997.

         ORGANIZATIONAL COSTS
         Organizational costs consisted of the following at December 31:
                                                Balance at                                          Balance at
                                                  December 31,      1997           Accumulated        December 31,
                                                   1996            Additions      Amortization         1997
                                                   ----            ---------      ------------         ----

           MRI(US)
             Organizational cost                $ 2,112,367        2,085,782           -               4,198,149
                                                  =========        =========    ==============         =========

         MRI(US) is in the developmental stage and therefore no depreciation was taken in 1996 or 1997. Organizational costs consists of raising capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment and certain administrative activities.

                        Metal Recovery Technologies, Inc.

(16)    DISCONTINUED OPERATIONS
        SIPCO
        In December  1992,  SIPCO  acquired  a  pipeline   operation   (Seminole
           Pipeline) located in Oklahoma, in exchange for 143,750 shares of MRTI Series B preferred stock. In 1994, 143,750 preferred Series B shares were redeemed for 7,137,731 shares of common stock. In 1995, SIPCO was sold for a nominal price, and the result of this transaction is reflected in the 1995 statement of operations.

        MALVY FRANCE AND MALVY UK
        The success of Malvy France and Malvy UK depended solely on the success of the Malvy auto anti-theft device. In September, 1995, it was determined that without substantial future investment the device was not marketable. Malvy France was closed and turned over to French government liquidators and Malvy UK was closed. MRTI does not expect to receive any funds from this liquidation. A loss on disposal of assets was recorded for $33,883,238 in 1995.


(17)    CONTINGENCIES
        At December  31,  1997,   MRTI  was  involved  in  several   matters  of
           litigation, regarding past and present business activities. These matters were initiated by creditors and former employees. Some of the matters involving creditors and former employees were settled or ruled in favor of MRTI and are provided for in the accompanying financial statements. It is the opinion of management that the ultimate outcome of the remaining litigation would not be material to the financial statements except as described below. The outcome of these cases is unknown at this time and, accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

        In 1995, an action initiated by a shareholder, was made against MRTI and certain present and former directors. In 1996, this action became a "class-action" suit. The action alleges that breaches of the federal securities laws occurred, by reason of alleged material misrepresentations by MRTI and MRTI's alleged failure to make timely disclosure relating to its Malvy auto anti-theft device operations. During 1997, MRTI negotiated a settlement in the amount of $3.25 million, payable in cash and unrestricted common stock to be paid over the next four years. The resulting liability was provided for in the accompanying financial statements. Currently, MRTI has not met the obligations as agreed and is in default of the settlement. The result of this is unknown at this time and, accordingly, no provision for any additional liability that might result has been made in the accompanying financial statements.

                        Metal Recovery Technologies, Inc.

        In 1997,  MRI(US)  settled a lawsuit with the National  Labor  Relations
           Board. While a portion of the payments were made, MRI(US) is in default of the agreement. A related liability in the amount of $35,000 has been recorded in the financial statements. The result of the default is unknown at this time and, accordingly, no provision for any additional liability that might result has been made in the accompanying financial statements.

        During 1997, MRTI did not make all of the required federal and state deposits related to payroll withholding taxes. At December 31, 1997 MRTI has recorded a liability of $157,386 for the withholding taxes and penalties and interest that have been determined. However, additional fines and penalties resulting from this action are unknown and accordingly, no provision for any additional liability that might result has been made in the accompanying financial statements.


(18)    GOING CONCERN
        As shown  in  the  accompanying  financial  statements,   MRTI  incurred
           substantial net losses in 1997, 1996 and 1995. At December 31, 1997, current liabilities exceeded current assets by $7,233,663. Operations for 1998 will consist of further development and administrative costs which will be funded from conditional convertible loans with existing and new entities (note 5). Further, in March 1998, MRTI has signed a conditional agreement for a $3 million convertible loan. Under the terms of the agreement, MRTI will form a new operating company to be called Zinc Recovery Inc. which will be a wholly-owned subsidiary of MRTI. The operating assets of MRTI and MRI(US) will be transferred to the new company. The loan will be used for the purpose of an engineering upgrade and bringing into production the plant located at East Chicago, Indiana. Absent receiving new financing and generating new revenue, there is substantial uncertainty about MRTI's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.