Form 10-Q
period 1998-03-31
METAL RECOVERY TECHNOLOGIES INC
filed 1998-05-18
CIK 796117

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

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


                                 Yes (X) No ( )

Number of shares outstanding of the Registrant's Common Stock as of March 31, 1998 39,807,169

The Securities and Exchange commission has not approved or disapproved the Form 10-Q, or passed on the accuracy or adequacy or of this report.

TABLE OF CONTENTS

                                                                            PAGE
PART I - Financial Data

         Item 1 -- Financial Statements:

              Consolidated Balance Sheets
                       as of March 31, 1998 and December 31, 1997              1

              Consolidated Statement of Operations:
                       for the Three (3) Months ended March 31, 1998 & 1997    3

              Consolidated Statement of Cash Flows for the Three (3) Months
                       ended March 31, 1998 & 1997                             4

              Notes to consolidated financial statements                       5

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations.               7


PART II - Other Information

         Item 1 - Legal Proceedings                                            8

         Item 2 - Changes in Securities                                        8

         Item 3 -- Defaults on Senior Securities                               8

         Item 4 - Submissions of Matters to a Vote of Security Holders         8

         Item 6 - Exhibits and Reports on Form 8-K                             8

         Item 27 - Financial Data Schedule                                     8



                        METAL RECOVERY TECHNOLOGIES, INC

                           Consolidated Balance Sheets
                                      as of
                      March 31, 1998 and December 31, 1997


                                                                             March 31          Dec 31
                                                                               1998             1997
                                                                                    (Unaudited)
ASSETS:
Current Assets:
      Cash & equivalents                                                   $       20,399     $     43,247
      Accounts Receivable                                                               -                -
      Inventories
                                                                                   18,371           18,372
                                                                         ----------------------------------

            Total current assets                                                   38,770           61,619
                                                                         ----------------------------------

 Property & equipment:
      Leasehold improvements                                                      537,601          537,601
      Equipment and Construction in-progress                                    2,435,654        2,435,654
      Furniture & Fixtures                                                         33,845           33,845
                                                                         ----------------------------------

Total property and equipment                                                    3,007,100        3,007,100
Less accumulated depreciation, depletion
            and amortization                                                            -                -
                                                                         ----------------------------------

                    Net property & equipment                                    3,007,100        3,007,100
                                                                         ----------------------------------

Other assets:
      Concessions, rights, patents, goodwill                                   12,906,606       12,906,606
      Organization costs                                                        4,494,603        4,198,149
      Other assets                                                                 14,400           14,400
                                                                         ----------------------------------

            Total other assets                                                 17,415,609       17,119,155
                                                                         ----------------------------------

             TOTAL ASSETS                                                    $ 20,461,479     $ 20,187,874
                                                                         ==================================





                        METAL RECOVERY TECHNOLOGIES, INC

                     Consolidated Balance Sheets - continued

                                                                             March 31          Dec 31
                                                                               1998             1997
                                                                                    (Unaudited)
LIABILITIES:
Current liabilities:
      Current maturities of long-term indebtedness                          $   1,835,000     $  1,635,000
      [Legal Settlement]
      Notes payable                                                                39,184           39,184
      Accounts payable                                                          2,440,280        2,328,330
      Convertible loans                                                         3,481,200        3,285,794
                                                                         ----------------------------------

           Total current liabilities                                            7,795,664        7,288,308
                                                                         ----------------------------------

Long-term liabilities:
      DOE Grant                                                                   505,000          505,000
      Legal settlement (See Part II, Item 1(b))                                 1,650,000        1,650,000

      Capital lease                                                                 6,975            6,975
                                                                         ----------------------------------

           Total long-term liabilities                                          2,161,975        2,161,975
                                                                         ----------------------------------


STOCKHOLDERS' EQUITY:
      "Series B" Preferred stock, $10 par value
           2,500,000 shares authorized, 21,375
           shares outstanding
                                                                                   44,373           44,373
      Common stock, par value of $.001;
           100,000,000 shares authorized; 39,807,169 and
           38,390,501 issued and outstanding at March 31 1998                      39,807           38,390
           and December 31, 1997, respectively
      Additional paid-in capital                                               65,105,113       65,031,531
      Retained deficit                                                       (54,685,453)     (54,376,703)
                                                                         ----------------------------------

           TOTAL STOCKHOLDERS' EQUITY                                          10,503,840       10,737,591
                                                                         ----------------------------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 20,461,479     $ 20,187,874
                                                                         ==================================


      See accompanying notes which are an integral part of these statements





                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statement of Operations
                                     for the
                  Three (3) Months ended March 31, 1998 & 1997

                                                                             March 31         March 31
                                                                               1998             1997
                                                                                    (Unaudited)

Sales (See Part I, Item 2, "Statement of Operations")                                   $                $
                                                                                        -                -
Cost of sales                                                                           -                -
                                                                         ----------------------------------

      Gross profit                                                                      -                -
                                                                         ----------------------------------

Operating expenses:
      Selling, general & administrative                                           108,750          313,260
                                                                         ----------------------------------

            Total operating expenses                                              108,750          313,260
                                                                         ----------------------------------

            Loss from operations                                                (108,750)        (313,260)
                                                                         ----------------------------------

Non operating income (expense):
      Interest expense                                                          (200,000)         (12,939)
                                                                         ----------------------------------

            Total non operating expense                                         (200,000)         (12,939)
                                                                         ----------------------------------

            Net loss                                                       $    (308,750)  $     (326,199)
                                                                         ==================================

Weighted average number of
      Common shares outstanding                                                38,862,333       23,249,603

      (Loss) per share                                                    $      (0.0079)  $      (0.0140)


                  See accompanying notes which are an integral part of these statements







                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statements of Cash Flows
                                     for the
                  Three (3) Months ended March 31, 1998 & 1997

                                                                              March 31          March 31
                                                                                1998              1997
                                                                                     (Unaudited)

Cash flows provided by (used for)
      operations:

      Net loss                                                                 $  (308,750)   $    (326,199)
      Net changes in current assets and liabilities
            excluding long-term indebtedness                                        107,537          (2,921)
                                                                          -----------------------------------

            Net cash provided by (used for)
               operating activities                                                 198,787        (329,120)
                                                                          -----------------------------------

Cash flows provided by (used for)
      investment activities:

      Increase in Plant & equipment and
            additions to Organization costs                                       (296,454)        (804,556)
      Decrease in Other assets                                                            -           30,500
                                                                          -----------------------------------

            Net cash used by investing activities                                 (296,454)        (774,056)
                                                                          -----------------------------------

Cash flows provided by (used for)
      financing activities:

      Increase (decrease) in long term debt

      Issued common stock                                                                 -          (1,104)
                                                                                      1,417            4,928
      Received from additional paid-in capital                                       73,582        1,095,109
                                                                          -----------------------------------

            Net cash provided by financing activities                                74,999        1,098,933
                                                                          -----------------------------------

            Increase (decrease) in cash                                           (22,848)           (4,243)
            Cash & equivalents at beginning of year                                 43,247             6,778

                                                                          -----------------------------------

            Cash & equivalents at March 31, 19987 & 1997                     $       20,399      $     2,535
                                                                          ===================================


      See accompanying notes which are an integral part of these statements
                                       -4-

                        METAL RECOVERY TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of presentation
Metal Recovery Technologies, Inc., ("MRTI") presents all financial statements in United States dollars and under generally accepted accounting principles as practiced in the United States.

Metal Recovery Technologies, Inc. (formerly Malvy Technology, Inc. - the Company), was from 1993 to the latter part of 1995 primarily engaged in the development and testing of the Malvy anti-theft device and the marketing of the Malvy device concept to the public and automotive manufacturers. This division, however, went into receivership in October 1995. Prior thereto, the Company was engaged primarily in the business of mining and developing precious metals in Alaska, the production of oil and gas in Oklahoma and New Mexico and the transmission of gas through a pipeline operating in Oklahoma. These operations were disposed of during 1995.

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

(d)  Organization Costs
The company has elected to continue its practice of capitalizing all of its expenses associated with the raising of capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment, and certain other administrative activities during the first quarter of 1998.

(e) Depreciation and Amortization
Metal Recovery Industries (US), Inc. is in the developmental stage and therefore neither depreciation nor amortization was taken in the accounting periods shown in this report.

(f) Convertible Loans
Continued operations have, and will (see "Liquidity" below), require loans from various entities. During 1996, 1997 and 1998 MRTI issued convertible debt in exchange for funds used to administer and construct its operations. As of March 31, 1998, this indebtedness was $3,016,344, plus accrued interest of $464,856, for a total amount payable of $3,481,200. These loans contain anti-dilution provisions, and are secured, pro rata, by liens on the shares of MRI(US), as well as its assets.



                         PART I - Financial Information
                                     ITEM 2
                     Management's Discussion and Analysis of
          Consolidated Financial Condition and Statement of Operations

                               Financial Condition

There was no increase in property and equipment and other assets at March 31, 1998, compared to December 31, 1997. (See "Liquidity" below).

                                    Liquidity

At December 31, 1997, and March 31, 1998 the Company had unused convertible loan facilities of $950,000 and $755,000 respectively. However, there have been ongoing negotiations with lenders over conversion terms owing to the weakness in the Company's share price which has meant delays in receiving funds. The Company believes it can resolve these difficulties and is working diligently to do so. Without additional funding, the Company will not have sufficient working capital available to allow the Company to reach full production and to pay off trade creditors.

During the current reporting period, loans totaling $75,000, were converted into 1,416,668 shares of the Company's common stock.

During 1997, Leon Lohman was appointed Vice President of engineering and production and he determined along with the assistance of SSOE (a leading A & E partnership) that the technology was proven but the East Chicago plant was under engineered.

Following the results of an internal production review the company determined that an additional investment of circa $2,000,000 would be necessary to achieve an annual production target of 110,000 tons of scrap. The ability to produce high quality black scrap and marketable zinc products has been demonstrated by the existing facility but the need to optimize the current facility while continuing to produce created operational difficulties. Accordingly, the company curtailed its operations with the intention of making major operational and processing additions and improvements to its plant operating equipment. These improvements will last approximately four to five months once they are commenced.

The disappointments concerning production created significant financial problems. Existing lenders were reluctant to commit substantial further funds and it was difficult to find new sources of finance. However in March 1998, the company entered into a conditional agreement with Zinc Investments Inc to provide in stages the sum of $3,000,000 to finance the engineering upgrade at East Chicago. This agreement became unconditional in April 1998 and the engineering upgrade is expected to commence at the beginning of June 1998.

                            Statements of Operations
                      Three Months Ended March 31,1998 vs.
                        Three Months Ended March 31,1997

There was no change in "Revenues" compared to the same period a year ago. The company had sales/revenues of $108,945 during the first quarter of 1997, but because of the election to capitalize all organization costs during the development stage of the Company, these revenues were offset against the costs capitalized.

The decrease in the 1998 quarters "operating expenses" compared to the 1997 quarter is mainly due to the reduction in litigation expenses, and a reduction in general overheads. The 1998 quarters "non operating" expense of $200,000 relates to an increase in the settlement of the Class Action Lawsuit. (See Part 11 other information) The Company has adopted the policy of capitalizing all costs associated with the development of its East Chicago facility until the plant reaches full production levels. These costs include the development, marketing, installing and testing of equipment and administrative activities. Owing to delays and problems with production, the Company has continued, for 1998, its policy of capitalizing costs associated with the commissioning of the plant in East Chicago, Indiana. For the quarter ended March 31,1998, the costs associated with capitalized equipment and organization costs amounted to $296,454 compared to a figure of $804,556 for the same period during 1997.

The Company reported a net loss for the three months of $0.0079 per weighted average number of shares outstanding compared to a loss of $0.0140 per weighted average number of shares outstanding for the same period the previous year.

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

The agreed settlement, which was finalized during the prior reporting period, was for $3.25 million. The payment terms were over a four year period as detailed in the Form 10-K for the period ended December 1997, and are hereby incorporated by reference. However, the Company has not made the initial payment negotiated in the agreement and is currently renegotiating the terms and conditions originally agreed upon. It is likely that the final settlement will now be for $3.45m payable as follows:

An initial payment of $25,000

A further payment of $175,000 one month after making the initial payment.

Four annual installments of $550,000 commencing one year from the effective date.

With the exception of the first $200,000 payment, the Company has the option in its sole discretion to satisfy all or any portion of its payment obligations in the form of cash, shares of unrestricted stock of the Company or any combination thereof.

The Company has reflected the provision of the current negotiations in the financial statements presented herein.

(b) Other litigation

The Company is involved in other matters of litigation related to outstanding balances with creditors and in the normal course of business. Management believes that none of these matters, upon their ultimate resolution, will involve amounts material to the Company's statements.

Item 3 - Defaults upon Senior Securities
As of March 1998, the Company was not involved in any material default in the payment of principal or interest with respect to any senior indebtedness.

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

                        Metal Recovery Technologies, Inc.


                              \s\ Michael S. Lucas
                      By: ________________________________
                       Michael S. Lucas, Chairman and CEO


                       Date: _______May 13, 1998_________



                                 \s\ Roy Pearce
                      By: _________________________________
                       Roy Pearce, Chief Financial Officer


                       Date: _______May 13, 1998_________