Form 10-Q
period 1998-06-30
METAL RECOVERY TECHNOLOGIES INC
filed 1998-08-17
CIK 796117

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1998

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


                                 Yes (X) No ( )

Number of shares outstanding of the Registrant's Common Stock as of June 30, 1998 73,572,844

The Securities and Exchange commission has not approved or disapproved the Form 10-Q, or passed on the accuracy or adequacy of this report.

TABLE OF CONTENTS

                                                                            PAGE
PART I - Financial Data

         Item 1 -- Financial Statements:

             Consolidated Balance Sheets
                     as of June 30, 1998 and December 31, 1997                 1

             Consolidated Statement of Operations:
                      for the Three (3) Months ended June 30, 1998 & 1997      3

             Consolidated Statement of Cash Flows for the Six (6) Months
                      ended June 30, 1998 & 1997                               4

             Notes to consolidated financial statements                        5


         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations.               7


PART II - Other Information

         Item 1 - Legal Proceedings                                            9

         Item 3 -- Defaults on Senior Securities                              10

         Item 4 - Submissions of Matters to a Vote of Security Holders        10

         Item 6 - Exhibits and Reports on Form 8-K                            10

         Item 27 - Financial Data Schedule                                    10




                        METAL RECOVERY TECHNOLOGIES, INC

                           Consolidated Balance Sheets
                                      as of
                       June 30, 1998 and December 31, 1997

                                                                             June 30           Dec 31
                                                                               1998             1997
                                                                                    (Unaudited)

ASSETS:
Current Assets:
      Cash & equivalents                                                   $       65,319   $       43,247
      Accounts Receivable                                                               -                -
      Inventories                                                                  18,372           18,372
                                                                         ----------------------------------

            Total current assets                                                   83,691           61,619
                                                                         ----------------------------------

 Property & equipment:
      Leasehold improvements                                                      537,601          537,601
      Equipment and Construction in-progress                                    2,488,687        2,435,654
      Furniture & Fixtures                                                         33,845           33,845
                                                                         ----------------------------------

Total property and equipment                                                    3,060,133        3,007,100
Less accumulated depreciation, depletion
            and amortization                                                            -                -
                                                                         ----------------------------------

                    Net property & equipment                                    3,060,133        3,007,100
                                                                         ----------------------------------

Other assets:
      Concessions, rights, patents, goodwill                                   12,906,606       12,906,606
      Organization costs                                                        4,740,555        4,198,149
      Other assets                                                                 14,400           14,400
                                                                         ----------------------------------

            Total other assets                                                 17,661,561       17,119,155
                                                                         ----------------------------------

             TOTAL ASSETS                                                    $ 20,805,385     $ 20,187,874
                                                                         ==================================





                        METAL RECOVERY TECHNOLOGIES, INC

                     Consolidated Balance Sheets - continued
                                                                             June 30           Dec 31
                                                                               1998             1997
                                                                                    (Unaudited)
LIABILITIES:
Current liabilities:
      Current maturities of long-term indebtedness                         $      205,000                $
      [Legal Settlement]                                                                         1,635,000
      Notes payable                                                                41,241           39,184
      Accounts payable                                                          2,405,904        2,328,330
      Convertible loans                                                         2,698,959        3,285,794
                                                                         ----------------------------------

           Total current liabilities                                            5,351,104        7,288,308
                                                                         ----------------------------------

Long-term liabilities:
      DOE Grant                                                                   505,000          505,000
      Legal settlement (See Part II, Item 1(b))                                 2,200,000        1,650,000
      Capital lease                                                                 6,975            6,975
                                                                         ----------------------------------

           Total long-term liabilities                                          2,711,975        2,161,975
                                                                         ----------------------------------


STOCKHOLDERS' EQUITY:
      "Series B" Preferred stock, $10 par value
           2,500,000 shares authorized, 21,375
           shares outstanding                                                      44,373           44,373
      Common stock, par value of $.001;
           100,000,000 shares authorized; 73,572,844 and
           38,390,501 issued and outstanding at June 30, 1998                      73,572           38,390
           and December 31, 1997, respectively
      Additional paid-in capital                                               67,457,288       65,031,531
      Retained deficit                                                       (54,832,927)     (54,376,703)
                                                                         ----------------------------------

           TOTAL STOCKHOLDERS' EQUITY                                          12,742,306       10,737,591
                                                                         ----------------------------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 20,805,385     $ 20,187,874
                                                                         ==================================


      See accompanying notes which are an integral part of these statements




                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statement of Operations
                                     for the
                   Three (3) Months ended June 30, 1998 & 1997
                                                                             June 30          June 30
                                                                               1998             1997
                                                                                    (Unaudited)

Sales (See Part I, Item 2, "Statement of Operations")                           $       -       $        -

Cost of sales                                                                           -                -
                                                                         ----------------------------------

      Gross profit                                                                      -                -
                                                                         ----------------------------------

Operating expenses:
      Selling, general & administrative                                           147,474          305,188

            Total operating expenses                                              147,474          305,188

            Loss from operations                                                (147,474)        (305,188)

Non operating income (expense):

                                                                         ----------------------------------
      Legal Settlement                                                                  -      (3,250,000)
                                                                         ----------------------------------

      Interest expense                                                                  -         (13,442)

                                                                         ----------------------------------



            Total non operating expense                                                 -      (3,263,442)

                                                                         ----------------------------------

            Net loss                                                       $    (147,474)   $   (3,568,630
                                                                         ==================================

Weighted average number of
      Common shares outstanding                                                54,046,666       26,567,879

      (Loss) per share                                                    $      (0.0027)  $      (0.1343)


      See accompanying notes which are an integral part of these statements






                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statements of Cash Flows
                                     for the
                    Six (6) Months ended June 30, 1998 & 1997
                                                                               June 30          June 30
                                                                                1998              1997
                                                                                     (Unaudited)
Cash flows provided by (used for)
      operations:

      Net loss                                                                 $  (456,224)   $  (3,894,829)
      Net changes in current assets and liabilities
            excluding long-term indebtedness                                         77,574        1,142,591
                                                                          -----------------------------------

            Net cash provided by (used for)
               operating activities                                               (378,650)       (2,752,238
                                                                          -----------------------------------

Cash flows provided by (used for)
      investment activities:

      Increase in Plant & equipment and
            additions to Organization costs                                        (53,033)         (74,162)
      Additions to Organizational costs                                           (542,406)      (1,538,632)
                                                                          -----------------------------------
      Decrease in Other assets                                                            -           27,278

                                                                          -----------------------------------

            Net cash used by investing activities                                 (595,439)      (1,585,516)
                                                                          -----------------------------------

Cash flows provided by (used for)
      financing activities:

      Increase (decrease) in long term debt                                       (880,000)        3,247,766
      Increase (decrease) in convertible debt                                     (586,835)        (179,665)
      Increase (decrease) in notes payable                                            2,057         (12,922)
      Redemption of "Series A" Preferred Stock                                            -        (469,650)
      Issued common stock                                                            35,182            8,158
      Received from additional paid-in capital                                    2,425,757        1,742,997
                                                                          -----------------------------------

            Net cash provided by financing activities                               996,161        4,336,684
                                                                          -----------------------------------

            Increase (decrease) in cash                                              22,072          (1,070)
            Cash & equivalents at beginning of year                                  43,247            6,778
                                                                          -----------------------------------

            Cash & equivalents at June 30, 1998 & 1997                       $       65,319      $     5,708
                                                                          ===================================


      See accompanying notes which are an integral part of these statements

                        METAL RECOVERY TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of presentation
---  ---------------------
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

(b)  Interim financial statements
---  ----------------------------
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

(c)  Inventories
---  -----------
Inventories consist of scrap steel, zinc bearing solutions and other chemicals at the company's plant in East Chicago, Indiana.

(d)  Organization Costs
---  ------------------
The company has elected to continue its practice of capitalizing all of its expenses associated with the raising of capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment, and certain other administrative activities during the first half of 1998. All labor costs associated with administration, construction at East Chicago and technical development are also included.

(e) Depreciation and Amortization
---------------------------------
Metal Recovery Industries (US), Inc. is in the developmental stage and therefore neither depreciation nor amortization was taken in the accounting periods shown in this report.

(f)  Convertible Loans
---  -----------------
Continued operations have, and will (see "Liquidity" below), require loans from various entities who hold security under a collateral agreement with Plenbrick Ltd. During 1996, 1997 and 1998 MRTI issued convertible debt in exchange for funds used to administer and construct its operations. As of June 30, 1998, this indebtedness was $2,698,959. These loans contain anti-dilution provisions, and are secured, pro rata, by liens on the shares of MRI(US), as well as its assets. On April 22nd 1998 MRTI entered into a contract with Zinc Investments Inc of Geneva Switzerland to provide in stages the sum of $3,000,000 to finance an engineering upgrade of the company's plant at East Chicago.

In order to facilitate the investment the assets of MRI(US) were transferred with the approval of Plenbrick Ltd (MRTI's chief collateral lender) to Zinc Recovery (East Chicago) Inc, a newly formed wholly owned subsidiary of MRTI. This enabled Zinc Investments Inc to also take security over the assets of the corporation at its facility in East Chicago.

The signing of the agreement with Zinc Investments Inc encouraged members of the Plenbrick syndicate to make further loans of $111,000 during the reporting quarter. However, the weak share price is currently causing concern and may result in terms being renegotiated. (See below)

                         PART I - Financial Information
                                     ITEM 2
                     Management's Discussion and Analysis of
          Consolidated Financial Condition and Statement of Operations

                               Financial Condition
                               -------------------

There was an increase in property and equipment and other assets at June 30, 1998,of $53,033 compared to December 31, 1997. (See "Liquidity" below).

                                    Liquidity
                                    ---------

At December 31, 1997, and June 30, 1998 the Company had unused convertible loan facilities of $950,000 and $644,000 respectively. However the company's weak share price has meant that members of the Plenbrick Ltd syndicate have been resistant to making further loans without changing their conversion terms. Their attitude is also affected by the fact that under new securities regulations the loans cannot be converted into shares of MRTI for 1 year and thereafter can only be sold in accordance with rule 144 (17CFR230.144) of the Securities and Exchange Commission. The Company believes it can resolve these difficulties and is working diligently to do so. Without additional funding, the Company will not have sufficient working capital available to allow the Company to reach full production and to pay off trade creditors.

On April 22nd 1998 MRTI entered into a contract with Zinc Investments Inc of Geneva, Switzerland to provide in stages the sum of $3,000,000 to finance an engineering upgrade of the company's plant at East Chicago. The proposed loan of $3,000,000 is secured on the company's assets at East Chicago as described in 1f above. During the current reporting quarter the company had drawn down loans of $392,000 from Zinc Investments Inc.

During the current reporting period, loans totaling $1,305,940 were converted into 21,765,675 shares of the Company's common stock.

During 1997, Leon Lohman was appointed Vice President of engineering and production and he determined along with the assistance of SSOE (a leading A & E partnership) that the technology was proven but the East Chicago plant was under engineered.

Following the results of an internal production review the company determined that an additional capital investment of circa $2,000,000 would be necessary to achieve an annual production target of 110,000 tons of scrap. The ability to produce high quality black scrap and marketable zinc products has been demonstrated by the existing facility but the need to optimize the current facility while continuing to produce created operational difficulties. Accordingly, the company curtailed its operations with the intention of making major operational and processing additions and improvements to its plant operating equipment. These improvements commenced in April 1998 and are proceeding satisfactorily with a target for completion and return to production of October / November 1998. Completion of the improvements is entirely dependent on the willingness of Plenbrick Ltd and Zinc Investments Inc to continue to make loans.

                            Statements of Operations
                       Three Months Ended June 30,1998 vs.
                         Three Months Ended June 30,1997
                         -------------------------------

There was no change in "Revenues" compared to the same period a year ago.

The decrease in the 1998 quarters "operating expenses" compared to the 1997 quarter is mainly due to the reduction in litigation expenses, and a reduction in general overheads. The 1997 quarters "non operating" expense of $3,263,442 relates to the settlement of the Class Action Lawsuit. (See Part 11 - other information) of $3,250,000 and interest payable of $13,442. The Company has adopted the policy of capitalizing all costs associated with the development of its East Chicago facility until the plant reaches full production levels. These costs include the development, marketing, installing and testing of equipment and administrative activities. Owing to delays and problems with production, the Company has continued, for 1998, its policy of capitalizing costs associated with the commissioning of the plant in East Chicago, Indiana. For the quarter ended June 30,1998, the costs associated with capitalized equipment and organization costs amounted to $298,985 compared to a figure of $804,556 for the same period during 1997.

The Company reported a net loss for the three months of $0.0027 per weighted average number of shares outstanding compared to a loss of $0.1343 per weighted average number of shares outstanding for the same period the previous year.

                           PART II - Other Information

Item 1 - Legal Proceedings
--------------------------
(a) Levine/Class Action
--- -------------------
On November 6, 1995, an action entitled Levine vs. Metal Recovery Technologies, Inc., was filed in the United States District Court of Delaware by a shareholder against the Company and certain present and former directors, alleging breaches of the federal securities laws, by reason of alleged material misrepresentations by the Company and the Company's alleged failure to make timely disclosure relating to its Malvy operations. In November, 1996, the Court certified the proposed class. On October 31, 1996, a second action was commenced by the same plaintiff against the same defendants and others, including a number of brokerage firms and their representatives, alleging a conspiracy to inflate prices at which the shares of the Company's common stock traded during the period specified therein. The Company has vigorously denied the allegations.

Without admitting liability, the Company has reluctantly agreed to settle these actions. This decision was taken to avoid mounting legal costs, to free management from the burdensome time involved in dealing with this matter, and to achieve certainty as to the outcome of the proceedings. The uncertainty of these proceedings has been negatively affecting or delaying potential business transactions, including financing arrangements which are essential for the development of the company's facility at East Chicago.

The agreed settlement, which was finalized during 1997, was for $3.25 million. The payment terms were over a four year period as detailed in the Form 10-K for the period ended December 1997, and are hereby incorporated by reference. However, the Company did not make the initial payment negotiated in the agreement and renegotiated the terms and conditions originally agreed upon. It is likely that the final settlement will be an amount of $3.45m payable as follows:

An initial payment of $25,000

12 million shares of the company's common stock placed into escrow to satisfy $1,050,000

A payment of $175,000 payable prior to the 8/31/98.

Four annual installments of $550,000 commencing one year from the effective date.

During the current reporting period the company paid the initial $25,000 and placed 12 million shares in escrow. The 12 million shares have been recorded in the accounts at a price of 9c per share ($1,333,333) being the closing bid price of the company's shares at the June 30 1998. This amount is subject to future adjustment determined on the actual share price achieved when the shares are eventually sold.

With the exception of the first $175,000 payable prior to August 31, 1998, the Company has the option in its sole discretion to satisfy all or any portion of its payment obligations in the form of cash, shares of unrestricted stock of the Company or any combination thereof.

The Company has reflected the provision of the above negotiations in the financial statements presented herein.

(b) Other litigation
--- ----------------
The Company is involved in other matters of litigation related to outstanding balances with creditors and in the normal course of business. Management believes that none of these matters, upon their ultimate resolution, will involve amounts material to the Company's statements.

A group of creditors owed approximately $300,000 has recently threatened to push the company into bankruptcy unless a schedule of payments is agreed and adhered to. An initial payment of $10,000 was made in August 1998 pending agreement of the settlement terms.

Item 3 - Defaults upon Senior Securities
----------------------------------------
As of June 30,1998, the Company was not involved in any material default in the payment of principal or interest with respect to any senior indebtedness.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
During the current reporting period the Company filed three reports on Form 8-K, which are hereby incorporated by reference.

Item 27 - Financial Data Schedule
---------------------------------


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

                        Metal Recovery Technologies, Inc.


                              \s\ Michael S. Lucas
                      By: ________________________________
                       Michael S. Lucas, Chairman and CEO


                      Date: _______August 14, 1998_________



                                 \s\ Roy Pearce
                      By: _________________________________
                       Roy Pearce, Chief Financial Officer


                      Date: _______August 14, 1998_________