Form 10-Q
period 1998-09-30
METAL RECOVERY TECHNOLOGIES INC
filed 1998-11-25
CIK 796117

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998

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


                                 Yes (X) No ( )

Number of shares outstanding of the Registrant's Common Stock as of September 30, 1998: 90,289,629.

The Securities and Exchange commission has not approved or disapproved the Form 10-Q, or passed on the accuracy or adequacy of this report.

TABLE OF CONTENTS

                                                                            PAGE
PART I - Financial Data

         Item 1 -- Financial Statements:

                  Consolidated Balance Sheets
                      as of September 30, 1998 and December 31, 1997           1

                  Consolidated Statement of Operations:
                      for the Three (3) Months ended September 30, 1998 & 1997 3

                  Consolidated Statement of Operations:
                      for the Nine (9) Months ended September 30, 1998 & 1997  4

                  Consolidated Statement of Cash Flows for the Nine (9) Months
                      ended September 30, 1998 & 1997                          5

                  Notes to consolidated financial statements                   6


         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations.               7


PART II - Other Information

         Item 1 - Legal Proceedings                                            8

         Item 2 - Changes in Securities                                        9

         Item 3 -- Defaults on Senior Securities                               9

         Item 4 - Submissions of Matters to a Vote of Security Holders         9

         Item 6 - Exhibits and Reports on Form 8-K                            10

         Item 27 - Financial Data Schedule                                    10




                        METAL RECOVERY TECHNOLOGIES, INC

                           Consolidated Balance Sheets
                                      as of
                    September 30, 1998 and December 31, 1997


                                                                              Sep 30           Dec 31
                                                                               1998             1997
                                                                                    (Unaudited)

ASSETS:
Current Assets:
      Cash & equivalents                                                           $3,082          $43,247
      Accounts Receivable                                                               -                -
      Inventories                                                                  18,372           18,372

                                                                         ----------------------------------

            Total current assets                                                   21,454           61,619
                                                                         ----------------------------------

 Property & equipment:
      Leasehold improvements                                                      673,980          537,601
      Equipment and Construction in-progress                                    2,890,059        2,435,654
      Furniture & Fixtures                                                         33,845           33,845
                                                                         ----------------------------------

Total property and equipment                                                    3,597,884        3,007,100
Less accumulated depreciation, depletion
            And amortization                                                            -                -
                                                                         ----------------------------------

                    Net property & equipment                                    3,597,884        3,007,100
                                                                         ----------------------------------

Other assets:
      Concessions, rights, patents, goodwill                                   12,906,606       12,906,606
      Organization costs                                                        4,801,433        4,198,149
      Other assets                                                                 14,400           14,400
                                                                         ----------------------------------

            Total other assets                                                 17,722,439       17,119,155
                                                                         ----------------------------------

             TOTAL ASSETS                                                     $21,341,777      $20,187,874
                                                                         ==================================







                        METAL RECOVERY TECHNOLOGIES, INC

                     Consolidated Balance Sheets - continued

                                                                              Sep 30           Dec 31
                                                                               1998             1997
                                                                                    (Unaudited)
LIABILITIES:
Current liabilities:
      Current maturities of long-term indebtedness                               $175,000       $1,635,000
      [Legal Settlement]
      Notes payable                                                                41,241           39,184
      Accounts payable                                                          2,953,686        2,328,330
      Convertible loans                                                         2,592,459        3,285,794
                                                                         ----------------------------------

            Total current liabilities                                           5,762,386        7,288,308
                                                                         ----------------------------------

Long-term liabilities:
      DOE Grant                                                                   505,000          505,000
      Legal settlement (See Part II, Item 1(b))                                 2,200,000        1,650,000
      Capital lease                                                                 6,975            6,975
                                                                         ----------------------------------

            Total long-term liabilities                                         2,711,975        2,161,975
                                                                         ----------------------------------

            TOTAL LIABILITIES                                                   8,474,361        9,450,283
                                                                         ----------------------------------

STOCKHOLDERS' EQUITY:
      "Series B" Preferred stock, $10 par value
            2,500,000 shares authorized, 21,375
            Shares outstanding                                                     44,373           44,373
      Common stock, par value of $.001;
            100,000,000 shares authorized; 90,289,629 and
            38,390,501 issued and outstanding at September 30,                     90,289           38,390
            1998 and December 31, 1997, respectively
      Additional paid-in capital                                               67,702,071       65,031,531
      Retained deficit                                                       (54,969,317)     (54,376,703)
                                                                         ----------------------------------

            TOTAL STOCKHOLDERS' EQUITY                                         12,867,416       10,737,591
                                                                         ----------------------------------

            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $21,341,777      $20,187,874
                                                                         ==================================


      See accompanying notes which are an integral part of these statements




                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statement of Operations
                                     for the
                Three (3) Months ended September 30, 1998 & 1997

                                                                              Sep 30           Sep 30
                                                                               1998             1997
                                                                                    (Unaudited)

Sales (See Part I, Item 2, "Statement of Operations")                                  $-               $-
Cost of sales                                                                           -                -
                                                                         ----------------------------------

      Gross profit                                                                      -                -
                                                                         ----------------------------------

Operating expenses:
      Selling, general & administrative                                           136,390          207,904
                                                                         ----------------------------------

            Total operating expenses                                              136,390          207,904
                                                                         ----------------------------------

            Loss from operations                                                (136,390)        (207,904)
                                                                         ----------------------------------

Non operating income (expense):
      Interest expense                                                                  -                -
                                                                         ----------------------------------

            Total non operating expense                                                 -                -
                                                                         ----------------------------------

            Net loss                                                            (136,390)        (207,904)
                                                                         ==================================

Weighted average number of
      Common shares outstanding                                                83,746,381       29,764,050

      (Loss) per share                                                          $(0.0016)        $(0.0069)


      See accompanying notes which are an integral part of these statements



                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statement of Operations
                                     for the
                 Nine (9) Months ended September 30, 1998 & 1997

                                                                              Sep 30           Sep 30
                                                                               1998             1997
                                                                                    (Unaudited)

Sales (See Part I, Item 2, "Statement of Operations")                                  $-               $-
Cost of sales                                                                           -                -
                                                                         ----------------------------------

      Gross profit                                                                      -                -
                                                                         ----------------------------------

Operating expenses:
      Selling, general & administrative                                           592,614          826,351
                                                                         ----------------------------------

            Total operating expenses                                              592,614          826,351
                                                                         ----------------------------------

            Loss from operations                                                (592,614)        (826,351)
                                                                         ----------------------------------

Non operating income (expense):
      Legal settlement (see Part II, Item 1)                                            -      (3,250,000)
      Interest expense                                                                  -         (26,381)
                                                                         ----------------------------------

            Total non operating expense                                         (592,614)      (3,276,381)
                                                                         ----------------------------------

            Net loss                                                            (592,614)      (4,102,732)
                                                                         ==================================

Weighted average number of
      Common shares outstanding                                                76,228,888       26,527,177

      (Loss) per share                                                          $(0.0078)        $(0.1547)


      See accompanying notes which are an integral part of these statements




                        METAL RECOVERY TECHNOLOGIES, INC

                      Consolidated Statements of Cash Flows
                                     for the
                 Nine (9) Months ended September 30, 1998 & 1997

                                                                               Sep 30            Sep 30
                                                                                1998              1997
                                                                                     (Unaudited)

Cash flows provided by (used for)
      Operations:

      Net loss                                                                   $(592,614)     $(4,102,732)
      Net changes in current assets and liabilities
            Excluding long-term indebtedness                                    (1,525,922)        1,596,084
                                                                          -----------------------------------

            Net cash provided by (used for)
               operating activities                                             (2,118,536)      (2,506,648)
                                                                          -----------------------------------

Cash flows provided by (used for)
      Investment activities:

      Increase in Leasehold Improvements,
      Equipment & Contruction in Progress &
            Additions to Organization costs                                     (1,194,068)      (2,327,070)
      Decrease in Other assets                                                            -           39,000
                                                                          -----------------------------------

            Net cash used by investing activities                               (1,194,068)      (2,288,070)
                                                                          -----------------------------------

Cash flows provided by (used for)
      Financing activities:

      Increase in long term debt                                                    550,000        3,241,238
      Issued common stock                                                            51,899           11,465
      Redemption of "Series A" preferred shares                                           -        (469,650)
      Received from additional paid-in capital                                    2,670,540        2,016,438
                                                                          -----------------------------------

            Net cash provided by financing activities                             3,272,439        4,799,491
                                                                          -----------------------------------

            (decrease)/ increase in cash                                           (40,165)            4,773
            Cash & equivalents at beginning of year                                  43,247            6,778
                                                                          -----------------------------------

            Cash & equivalents at September 30, 1998 & 1997                          $3,082          $11,551
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

(c)  Inventories
Inventories consist of zinc bearing solutions and other chemicals at the company's plant in East Chicago, Indiana.

(d)  Organization Costs
The company has elected to continue its practice of capitalizing all of its expenses associated with the raising of capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment, and certain other administrative activities through the third quarter of 1998. All labor costs associated with administration, construction at East Chicago and technical development are also included.

(e)  Depreciation and Amortization
Metal Recovery Industries (US), Inc. is in the developmental stage and therefore no depreciation nor amortization was taken in the accounting periods shown in this report.

(f)  Convertible Loans
Continued operations have, and will (see "Liquidity" below), require loans from various entities who hold security under a collateral agreement with Plenbrick Ltd. During 1996, 1997 and 1998 MRTI issued convertible debt in exchange for funds used to administer and construct its operations. As of September 30, 1998, this indebtedness was $2,592,459 These loans contain anti-dilution provisions, and are secured, pro rata, by liens on the shares of MRI(US), as well as its assets. On April 22nd 1998 MRTI entered into a contract with Zinc Investments Inc of Geneva Switzerland to provide in stages the sum of $3,000,000 to finance an engineering upgrade of the company's plant at East Chicago.

In order to facilitate the investment the assets of MRI(US) were transferred with the approval of Plenbrick Ltd (MRTI's chief collateral lender) to Zinc Recovery (East Chicago) Inc, a newly formed wholly owned subsidiary of MRTI.

The signing of the agreement with Zinc Investments Inc encouraged members of the Plenbrick syndicate to make further loans of $125,000 during the reporting quarter. However, the weak share price is currently causing concern and may result in terms being renegotiated.




                         PART I - Financial Information
                                     ITEM 2
                     Management's Discussion and Analysis of
          Consolidated Financial Condition and Statement of Operations

                               Financial Condition

There was an increase in property and equipment and other assets at September 30, 1998,of $590,784 compared to December 31, 1997. (See "Liquidity" below).

                                    Liquidity

At December 31, 1997, and September 30, 1998 the Company had unused convertible loan facilities of $950,000 and $519,000 respectively. However the company's weak share price has meant that members of the Plenbrick Ltd syndicate have been resistant to making further loans without changing their conversion terms. Their attitude is also affected by the fact that under new securities regulations the loans cannot be converted into shares of MRTI for 1 year and thereafter can only be sold in accordance with rule 144 of the Securities and Exchange Commission. The Company believes it can resolve these difficulties and is working diligently to do so. Without additional funding, the Company will not have sufficient working capital available to allow the Company to reach full production and to pay off trade creditors.

On April 22nd 1998 MRTI entered into a contract with Zinc Investments Inc of Geneva, Switzerland to provide in stages the sum of $3,000,000 to finance an engineering upgrade of the company's plant at East Chicago. The proposed loan of $3,000,000 is secured on the company's assets at East Chicago as described in 1f above.

During the current reporting period, loans totaling $261,500 were converted into 8,716,785 shares of the Company's common stock.

During 1997, Leon Lohman was appointed Vice President of engineering and production and he determined along with the assistance of SSOE (a leading A & E partnership) that the technology was proven but the East Chicago plant was under engineered.

Following the results of an internal production review the company determined that an additional investment of circa $2,000,000 would be necessary to achieve an annual production target of 110,000 tons of scrap. The ability to produce high quality black scrap and marketable zinc products has been demonstrated by the existing facility but the need to optimize the current facility while continuing to produce created operational difficulties. Accordingly, the company curtailed its operations with the intention of making major operational and processing additions and improvements to its plant operating equipment. These improvements have commenced although completion of the improvements is entirely dependent on the willingness of Plenbrick Ltd and Zinc Investments Inc to make loans.



                            Statements of Operations
                    Three Months Ended September 30,1998 vs.
                      Three Months Ended September 30,1997

There was no change in "Revenues" compared to the same period a year ago.

The decrease in the 1998 quarters "operating expenses" compared to the 1997 quarter is mainly due to the reduction in general overheads. The Company has adopted the policy of capitalizing all costs associated with the development of its East Chicago facility until the plant reaches full production levels. These costs include the development, marketing, installing and testing of equipment and administrative activities. Owing to delays and problems with production, the Company has continued, for 1998, its policy of capitalizing costs associated with the commissioning of the plant in East Chicago, Indiana. For the quarter ended September 30,1998, the costs associated with capitalized equipment and organization costs amounted to $598,629 compared to a figure of $714,276 for the same period during 1997.

The Company reported a net loss for the three months of $0.0016 per weighted average number of shares outstanding compared to a loss of $0.0069 per weighted average number of shares outstanding for the same period the previous year.



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

Without admitting liability, the Company has reluctantly agreed to settle these actions. This decision was taken to avoid mounting legal costs, to free management from the burdensome time involved in dealing with this matter, and to achieve certainty as to the outcome of the proceedings. The uncertainty of these proceedings has been negatively affecting or delaying potential business transactions, including financing arrangements which are essential for the developments of the company's facility at East Chicago.

The agreed settlement, which was finalized during 1997 was for $3.25 million. The payment terms were over a four year period as detailed in the Form 10-K for the period ended December 1997, and are hereby incorporated by reference. However, the Company did not made the initial payment negotiated in the agreement and renegotiated the terms and conditions originally agreed upon. The final settlement is being renegotiated and is expected to be an amount of $3.45m payable as follows:

An initial payment of $25,000

20 million shares of the company's common stock placed into escrow to satisfy $1,050,000

A further payment of $175,000.

Four annual installments of $550,000 commencing one year from the effective date.

During the previous reporting period the company paid the initial $25,000 and placed 12 million shares in escrow. During the current reporting period, due to the company's declining share price the company placed an additional 8 million shares in escrow. The 20 million shares have been recorded in the accounts at $1,050,000 being the amount due.This amount, however, is subject to further adjustment determined on the actual share price achieved when the shares are eventually sold.

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

A group of creditors owed approximately $400,000 has recently threatened to push the company into bankruptcy unless a schedule of payments is agreed and adhered to. An initial payment of $10,000 was made in August 1998 and negotiations are continuing..

Item 3 - Defaults upon Senior Securities
As of September 30,1998, the Company was not involved in any material default in the payment of principal or interest with respect to any senior indebtedness.

Item 4 - Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 6 - Exhibits and Reports on Form 8-K
During the current reporting period the Company filed six reports on Form 8-K, which are hereby incorporated by reference.

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

                        Metal Recovery Technologies, Inc.


                              \s\ Michael S. Lucas
                      By: ________________________________
                       Michael S. Lucas, Chairman and CEO


                     Date: _____18th November, 1998_________



                                 \s\ Roy Pearce
                      By: _________________________________
                       Roy Pearce, Chief Financial Officer


                     Date: _____18th November, 1998_________